Form 10-Q
period 2021-03-31
GERON CORP
filed 2021-05-10
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number: 000-20859

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 4, 2021:
Common Stock, $0.001 par value	318,567,508 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2021	2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,537	$9,925
Restricted cash	363	363
Marketable securities	179,490	186,350
Interest and other receivables	759	722
Prepaid and other current assets	3,115	2,497
Total current assets	215,264	199,857
Noncurrent marketable securities	33,289	63,387
Property and equipment, net	620	658
Operating leases, right-of-use assets	5,163	5,295
Deposits and other assets	4,272	1,531
	$258,608	$270,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,459	$6,919
Accrued compensation and benefits	3,446	8,218
Operating lease liabilities	883	878
Accrued liabilities	19,764	14,925
Total current liabilities	28,552	30,940
Noncurrent operating lease liabilities	4,672	4,799
Noncurrent debt	24,222	24,042
Commitments and contingencies
Stockholders' equity:
Common stock	318	310
Additional paid-in capital	1,384,262	1,366,188
Accumulated deficit	(1,183,453)	(1,155,629)
Accumulated other comprehensive gain	35	78
Total stockholders' equity	201,162	210,947
	$258,608	$270,728

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Revenues:
License fees and royalties	$137	$52

Operating expenses:
Research and development	21,113	10,802
General and administrative	7,478	6,120
Total operating expenses	28,591	16,922
Loss from operations	(28,454)	(16,870)
Interest income	173	754
Interest expense	(743)	—
Change in fair value of equity investment	—	(195)
Other income and (expense), net	1,200	(44)
Net loss	$(27,824)	$(16,355)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Shares used in computing basic and diluted net loss per share	323,638,696	200,222,092

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Net loss	$(27,824)	$(16,355)
Net unrealized loss on marketable securities	(43)	(256)
Comprehensive loss	$(27,867)	$(16,611)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuance of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity- based awards to employees and directors	—	—	1,794	—	—	1,794
Balance at March 31, 2021	318,545,008	$318	$1,384,262	$(1,183,453)	$35	$201,162

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity- based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	$200	$1,217,105	$(1,096,367)	$(124)	$120,814

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,824)	$(16,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	27
Accretion and amortization on investments, net	416	(124)
Amortization of debt issuance costs/debt discount	180	—
Gain on sales of equity investment	(1,233)	—
Change in fair value of equity investment, including foreign currency translation	—	220
Stock-based compensation for services by non-employees	25	16
Stock-based compensation for employees and directors	1,794	1,568
Amortization of right-of-use assets	132	244
Changes in assets and liabilities:
Current and noncurrent assets	(3,757)	249
Current and noncurrent liabilities	(2,515)	(12,039)
Net cash used in operating activities	(32,734)	(26,194)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(191)
Purchases of marketable securities	(25,122)	(6,913)
Proceeds from maturities of marketable securities	61,621	39,262
Proceeds from sales of equity investment	1,594	—
Net cash provided by investing activities	38,083	32,158

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	17	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	16,234	686
Proceeds from exercise of warrants	12	—
Net cash provided by financing activities	16,263	686
Net increase in cash, cash equivalents and restricted cash	21,612	6,650
Cash, cash equivalents and restricted cash at the beginning of the period	10,288	13,914
Cash, cash equivalents and restricted cash at the end of the period	$31,900	$20,564

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. The accompanying condensed balance sheet as of December 31, 2020 has been derived from audited financial statements at that date.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share. We included the pre-funded warrant in the computation of basic net loss per share, as applicable, since the exercise price is negligible, and the pre-funded warrant may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of potential common shares outstanding for the periods presented, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities outstanding for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three months ended March 31, 2021 and 2020, the diluted net loss per share calculation excludes potential dilutive securities of 107,962,895 and 43,005,837, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

Prior Period Reclassification

The prior period presentation of interest and other income and other expense has been updated to conform to current period presentation.

Use of Estimates

The accompanying condensed financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, operating leases, right-of-use assets, lease liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include U.S. government sponsored enterprise securities, U.S. Treasury securities, commercial paper and corporate notes.

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2021 and 2020. See Note 2 on Fair Value Measurements.

Equity Investments

We measure our investment in equity securities at fair value at each reporting date. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense on our condensed statements of operations.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our condensed balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

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

A performance obligation is a promise in an agreement to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. Significant management judgment is required to determine the level of effort required and the period over which completion of the performance obligations is expected under an agreement. If reasonable estimates regarding when performance obligations are either complete or substantially complete cannot be made, then revenue recognition is deferred until a reasonable estimate can be made. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

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

License and/or Collaboration Agreements

We previously entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies, whereby we granted certain rights to our non-imetelstat related technologies. As of June 30, 2020, all license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. Under these agreements, non-refundable upfront fees and annual license maintenance fees were considered fixed consideration, while milestone payments and royalties were identified as variable consideration.

As of March 31, 2021, the remaining active license agreement was a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. Economic terms of this agreement included non-refundable annual license maintenance payments, milestone payments upon achievement of certain research, development and regulatory milestones, and royalties on potential future product sales. This agreement was terminated effective April 2021.

In connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales of certain research or commercial products utilizing Geron’s divested intellectual property.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2021 and 2020, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$825	$501
General and administrative	969	1,067
Stock-based compensation expense included in operating expenses	$1,794	$1,568

As stock-based compensation expense recognized in our condensed statements of operations for the three months ended March 31, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options in our condensed statements of operations for the three months ended March 31, 2021 and 2020, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based options granted during the three months ended March 31, 2021 and 2020 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility range	0.779 to 0.783	0.781
Risk-free interest rate range	0.51% to 0.94%	1.42% to 1.62%
Expected term	5.5 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the three months ended March 31, 2021 and 2020 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility range	0.507 to 0.680	0.478 to 0.564
Risk-free interest rate range	0.09% to 0.16%	1.56% to 1.57%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

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

Recent Accounting Pronouncements

New Accounting Pronouncement – Recently Adopted

In October 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, or ASU 2020-08, which clarifies that “an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period”. We adopted ASU 2020-08 as of January 1, 2021. The adoption of this new guidance did not have a material impact on our condensed financial statements.

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$18,000	$—	$—	$18,000
Commercial paper	3,499	—	(1)	3,498
Corporate notes	1,500	1	—	1,501
	$22,999	$1	$(1)	$22,999

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$10,653	$7	$—	$10,660
U.S. Treasury securities (due in one to two years)	5,072	1	—	5,073
Government-sponsored enterprise securities (due in less than one year)	22,248	8	—	22,256
Government-sponsored enterprise securities (due in one to two years)	6,500	—	(1)	6,499
Commercial paper (due in less than one year)	76,944	18	(1)	76,961
Corporate notes (due in less than one year)	69,596	28	(11)	69,613
Corporate notes (due in one to two years)	21,731	6	(20)	21,717
	$212,744	$68	$(33)	$212,779

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,356	$—	$—	$4,356

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$5,608	$2	$—	$5,610
U.S. Treasury securities (due in one to two years)	5,093	2	—	5,095
Government-sponsored enterprise securities (due in less than one year)	5,249	3	—	5,252
Government-sponsored enterprise securities (due in one to two years)	23,499	7	(1)	23,505
Commercial paper (due in less than one year)	112,388	29	(8)	112,409
Corporate notes (due in less than one year)	63,051	35	(7)	63,079
Corporate notes (due in one to two years)	34,771	33	(17)	34,787
	$249,659	$111	$(33)	$249,737

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2021:
Government-sponsored enterprise securities (due in one to two years)	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial paper (due in less than one year)	21,987	(2)	—	—	21,987	(2)
Corporate notes (due in less than one year)	29,540	(11)	—	—	29,540	(11)
Corporate notes (due in one to two years)	12,571	(20)	—	—	12,571	(20)
	$69,097	$(34)	$—	$—	$69,097	$(34)

As of December 31, 2020:
Government-sponsored enterprise securities (due in one to two years)	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial paper (due in less than one year)	22,956	(8)	—	—	22,956	$(8)
Corporate notes (due in less than one year)	12,573	(7)	—	—	12,573	(7)
Corporate notes (due in one to two years)	16,322	(17)	—	—	16,322	(17)
	$56,850	$(33)	$—	$—	$56,850	$(33)

The gross unrealized losses related to government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2021 and December 31, 2020 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of March 31, 2021 and December 31, 2020 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. Commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, corporate notes and equity investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2021:
Money market funds(1)	$18,000	$—	$—	$18,000
U.S. Treasury securities(2)(3)	—	15,733	—	15,733
Government-sponsored enterprise securities(2)(3)	—	28,755	—	28,755
Commercial paper(1)(2)	—	80,459	—	80,459
Corporate notes(1)(2)(3)	—	92,831	—	92,831
Total	$18,000	$217,778	$—	$235,778
As of December 31, 2020:
Money market funds(1)	$4,356	$—	$—	$4,356
U.S. Treasury securities(2)(3)	—	10,705	—	10,705
Government-sponsored enterprise securities(2)(3)	—	28,757	—	28,757
Commercial paper(2)	—	112,409	—	112,409
Corporate notes(2)(3)	—	97,866	—	97,866
Equity investment(4)	—	361	—	361
Total	$4,356	$250,098	$—	$254,454

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our human telomerase reverse transcriptase, or hTERT, technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. With the adoption of ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, beginning January 1, 2018, we reassessed the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value is recognized on our condensed statements of operations.

In April 2020, Sienna announced its merger with BARD1 Life Sciences Limited, or BARD1, subject to approval by Sienna’s shareholders. Effective August 3, 2020, the merger was complete, and we received 13 BARD1 shares for every five shares of Sienna ordinary shares, resulting in our ownership of 35,990,825 shares of BARD1. Effective December 1, 2020, BARD1 completed a 1 for 30 reverse stock split. Consequently, as of December 31, 2020, we held 688,929 shares of BARD1.

During the first quarter of 2021, we sold all of our holdings in BARD1 and recognized a net gain of approximately $1,233,000 from the sales, including gains from foreign currency translation adjustments. As of March 31, 2021, no value remains for our equity investment in BARD1.

3. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The consolidated complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated putative securities class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. The hearing on the motion to dismiss was held on February 8, 2021. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint is due on May 13, 2021.

Between April 23, 2020 and April 2, 2021, six shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, and two were filed in the District Court for the District of Delaware, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated putative securities class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. All of the Derivative Lawsuits had been deferred until after an order on our motion to dismiss the amended class action complaint in the consolidated putative securities class action lawsuit has been made, where such an order was issued on April 12, 2021. Schedules have not been proposed or set in any of the Derivative Lawsuits.

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

Risks Related to COVID-19

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic. Although we are seeing the number of COVID-19 cases declining in certain regions, other regions are experiencing a resurgence of COVID-19 cases. In addition, the emergence of COVID-19 variants, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize to allow patients and healthcare workers to return to clinical sites.

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

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. In response to the

COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. Our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could occur which would negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

4. OPERATING LEASES

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

The future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$687
2022	937
2023	962
2024	988
2025	1,014
Thereafter	2,807
Total lease payments	7,395
Less: imputed interest	(1,840)
Total	$5,555

5. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16,234,000, after deducting sales commissions and other offering expenses payable by us. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of Geron common stock (subject to customary adjustments in the event of a change in capital structure) to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or directors, other than following a bona fide period of non-employment. In January 2019, February 2020 and February 2021, our Compensation Committee approved amendments to increase the reserve of shares of our common stock under the 2018 Inducement Award Plan by 5,000,000, 1,300,000 and 800,000 shares, respectively. As a result, an aggregate total of 10,100,000 shares of common stock have been reserved under the Inducement Plan.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2021.

Business Overview

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

Assuming enrollment in IMerge Phase 3 is completed by the end of 2021, and top-line results from IMerge Phase 3 that support the submissions are available in the first half of 2023, we plan to submit in 2023 a New Drug Application, or NDA, in the United States, and a Marketing Authorization Application, or MAA, in Europe, for imetelstat in lower risk MDS. Under either a six-month priority review or a standard ten-month review process, upon potential approval by the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the United States could occur in 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and commercial launch of imetelstat in lower risk MDS in Europe could occur in 2024. If top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF.

If imetelstat is approved for marketing by regulatory authorities, we plan to commercialize imetelstat independently in the United States and may seek potential commercialization partners for territories outside of the United States.

Impact of COVID-19 on Our Business

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic. Although we are seeing the number of COVID-19 cases declining in certain regions, other regions are experiencing a resurgence of COVID-19 cases. In addition, the emergence of COVID-19 variants, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize to allow patients and healthcare workers to return to clinical sites.

Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic.

Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the second half of 2021. Depending on the timing of full enrollment, we expect top-line results from IMerge Phase 3 to be available during the time period from the end of 2022 to the first half of 2023. If full enrollment in IMerge Phase 3 completes after the third quarter of 2021, top-line results will not be available by the end of 2022.

For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in MF and other oncology indications. To address these challenges, we have expanded the number of countries and sites where we plan to conduct IMpactMF. We continue to monitor each clinical site through our contract research organizations, or CROs, as well as to conduct direct outreach to investigators and study staff. In addition, we implemented enrollment-boosting activities for IMerge Phase 3, including opening new sites, engaging clinical science liaisons and utilizing social media, and we believe these activities have promoted our recruitment efforts. We intend to employ these same techniques for IMpactMF. Given the challenges caused by the COVID-19 pandemic, under current planning assumptions, we expect the interim analysis for IMpactMF to occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business.

The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our clinical trials, our operations and our business, all of which are highly reliant on the continued worldwide progress toward managing this health crisis. All plans and timing expectations will be delayed or interrupted if COVID-19 pandemic conditions worsen, creating further limitations on our clinical trial activities.

Lead Clinical Indication in Development: Lower Risk Myelodysplastic Syndromes

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent lower risk MDS patients who are relapsed after or refractory to prior treatment with an, erythropoiesis stimulating agent, or ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial. Part 1 of IMerge was designed as a Phase 2, open label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion every four weeks.

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

The primary efficacy endpoint of IMerge is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients without any RBC transfusion during any consecutive eight weeks since entry to the trial, or 8-week RBC-TI rate. Key secondary endpoints include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement-erythroid, or HI-E, defined as a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving Complete Response, or CR, or Partial Response, or PR, according to the 2006 International Working Group, or IWG, criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of overall survival, or OS, and time to progression to acute myeloid leukemia, or AML.

Current Status of IMerge Phase 3

IMerge Phase 3 opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. As of the end of April 2021, we attained 75% of the planned patient enrollment. Taking into account the dynamic and evolving circumstances of COVID-19 on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the second half of 2021. Depending on the timing of full enrollment, we expect top-line results from IMerge Phase 3 to be available in the time period from the end of 2022 to the first half of 2023. The timing and achievement of enrollment completion and top-line results depend on numerous factors, including further delays or interruptions related to the effects of the COVID-19 pandemic. In addition, our ability to conduct and complete IMerge Phase 3 depends on whether we can maintain the relevant clearances from regulatory authorities and other institutions to conduct and complete the trial, and our ability to raise additional capital to reach top-line results in the trial if such results are not available by the end of 2022.

Second Indication in Phase 3 Development: Intermediate-2 or High-Risk Myelofibrosis

IMpactMF: Ongoing Phase 3 Clinical Trial in Refractory MF

IMpactMF, our Phase 3 clinical trial in refractory MF, is an open label, 2:1 randomized, controlled clinical trial to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients with Intermediate-2 or High-risk disease who are refractory to prior treatment with a janus kinase, or JAK, inhibitor. Patients refractory to a JAK inhibitor are defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The best available therapy, or BAT, control arm excludes JAK inhibitors. With respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark (our Phase 2 trial in relapsed/refractory MF), we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we therefore determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. The primary efficacy endpoint for the trial is OS. Key secondary endpoints include symptom response, spleen response, progression free survival, complete response, partial response, clinical improvement, duration of response, safety, pharmacokinetics, and patient reported outcomes. Currently, we expect to engage over 180 sites to participate in IMpactMF across North America, South America, Europe, Australia and Asia. Further information on IMpactMF, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

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

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020, and the first patient was dosed in April 2021. Given the uncertain and unpredictable impact of COVID-19 on our clinical trial activities, including the constraints on clinical site personnel resources due to other competing trials in MF at the sites where IMpactMF is planned to be conducted, under current planning assumptions, we expect IMpactMF to be fully enrolled in 2024. In addition, we expect the interim analysis for IMpactMF to occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may support the registration of imetelstat in refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

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

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of March 31, 2021, we had approximately $244.7 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities and a long-term debt principal balance of $25.0 million.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2021, we had an accumulated deficit of approximately $1.2 billion.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of December 31, 2020, our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement was a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. This license recently has been terminated effective April 2021. In connection with these agreements, we were eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing Geron’s divested intellectual property.

We recognized royalty revenues of $137,000 for the three months ended March 31, 2021, compared to $52,000 for the same period in 2020. Royalty revenues in 2021 and 2020 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, and the underlying patent rights remaining active. Historical revenues may not be predictive of future revenues. We expect revenues in 2021 to be lower than 2020 due to the termination and expiration of our license agreements related to our hTERT technology due to the patent expirations on such technology. In addition, due to disruptions caused by the COVID-19 pandemic, sales of cell-based research products from our divested stem cell programs are expected to be lower which reduces the royalties payable to us.

Research and Development Expenses

During the three months ended March 31, 2021 and 2020, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2021 and 2020, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
Direct external expenses	$15,142	$6,632
Personnel-related expenses	5,092	3,365
All other expenses	879	805
Total research and development expenses	$21,113	$10,802

The increase in research and development expenses for the three months ended March 31, 2021 compared to the same period in 2020 primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 clinical trials, IMerge and IMpactMF, as well as increased costs for producing validation batches at contract manufacturers to enable future production of imetelstat for clinical and commercial purposes. In addition, personnel-related expenses have increased in the first quarter of 2021 compared to the same period in 2020 as a result of additional development headcount being hired. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2021, compared to $6.1 million for the same period in 2020. The increase in general and administrative expenses for the three months ended March 31, 2021, compared to the same period in 2020, primarily reflects new costs in connection with pre-commercial activities, including modernizing the internal infrastructure to support a commercial launch, and higher legal costs. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercialization preparatory activities begin.

Interest Income

Interest income was $173,000 and $754,000 for three months ended March 31, 2021 and 2020, respectively. The decrease in interest income for the three months ended March 31, 2021, compared to the same period in 2020, primarily reflects lower yields on our marketable securities portfolio due to declining interest rates despite an increase in the size of our marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $743,000 for the three months ended March 31, 2021 and reflects interest owed under our loan agreement with Hercules Capital, Inc. and Silicon Valley Bank effective September 30, 2020, or the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. No comparable interest expense amount was recognized for the three months ended March 31, 2020.

Change in Fair Value of Equity Investment

We remeasured the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes was included on our condensed statements of operations. In the first quarter of 2021, we sold our entire equity investment, resulting in a net realized gain which has been recognized in other income and expense (see below). For the three months ended March 31, 2020, the decrease in the fair value of our equity investment resulting from observable price changes was $195,000.

Other Income and (Expense), Net

Net other income and expense was $1.2 million for the three months ended March 31, 2021, compared to $44,000 for the same period in 2020. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. See Note 2 on Fair Value Measurements – Equity Investment for additional information about the sale of our equity investment. Also included in other income and expense are bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $244.7 million, compared to $260.0 million at December 31, 2020. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the three months ended March 31, 2021 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $16.2 million from sales of our common stock under the 2020 Sales Agreement, as described below.

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

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16.2 million, after deducting sales commissions and other offering expenses payable by us. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

We believe that our existing capital resources and future interest income will be sufficient to fund our current level of operations until the end of 2022. In this regard, if top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMerge Phase 3 or IMpactMF or any potential future clinical trials of imetelstat, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals for IMerge Phase 3 and IMpactMF in the United States and in other countries;

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

We do not have any committed external source of funds or other support for our development and commercialization efforts. Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results, which may not be possible for us to obtain on acceptable terms, or at all.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley Securities, the Loan Agreement with Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, to the extent available, capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement with Hercules and SVB or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

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

Cash Flows from Operating Activities. Net cash used in operations for the three months ended March 31, 2021 and 2020 was $32.7 million and $26.2 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2021 compared to the same period in 2020 primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, manufacturing validation batches of imetelstat and increases in development headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2021 and 2020 was $38.1 million and $32.2 million, respectively. The increase in net cash provided by investing activities in 2021 compared to 2020 primarily reflects a higher rate of maturities than purchases of marketable securities in 2021.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 was $16.3 million and $686,000, respectively. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement with B. Riley Securities. See Note 5 on Stockholders’ Equity for additional information about the 2020 Sales Agreement with B. Riley Securities.

Contractual Obligations

Our future minimum contractual obligations at December 31, 2020 were reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018 to September 26, 2018. The consolidated complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. The hearing on the motion to dismiss was held on February 8, 2021. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint is due on May 13, 2021.

Between April 23, 2020 and April 2, 2021, six shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, and two were filed in the District Court for the District of Delaware, respectively. We have not been served in the sixth Derivative Lawsuit. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated putative securities class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. All of the Derivative Lawsuits had been deferred until after an order on our motion to dismiss the amended class action complaint in the consolidated putative securities class action lawsuit has been made where such an order was issued on April 12, 2021. Schedules have not been proposed or set in any of the Derivative Lawsuits.

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

ITEM 1A.RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described below, and this summary is qualified in its entirety by that description. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our common stock.

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

•

We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and six shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

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
•

enter into and maintain arrangements with third parties to provide services needed to further research and develop imetelstat, including maintaining the agreements with our CROs, or to manufacture imetelstat, in each case at commercially reasonable costs;

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

IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3 and IMpactMF. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our clinical trials, our operations and our business all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution is gradually progressing in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. As a result, the pace of enrollment in IMerge Phase 3 and IMpactMF trials has been slower than expected and may continue to be delayed. Under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the second half of 2021. Depending on the timing of full enrollment, we expect top-line results from IMerge Phase 3 to be available during the time period from the end of 2022 to the first half of 2023. For IMpactMF, results are based on event-driven analyses. Under current assumptions, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. In addition, the conduct and completion of IMerge Phase 3 and IMpactMF, and commencement and conduct of any potential future clinical trials of imetelstat, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays related to:

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
•

responding to safety findings, recommendations or conclusions by the internal data safety review committees, independent data monitoring committees and/or hepatic expert committees of current and potential future clinical trials of imetelstat based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including severe cytopenias, hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

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

We could also encounter delays if a clinical trial is suspended or terminated. Clinical trials may be suspended or terminated due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial site by the FDA or similar regulatory authorities in other countries resulting in the imposition of a clinical hold;
•	safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a drug; or
•	changes in governmental regulations or administrative actions.

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

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.*

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as IMerge Phase 3 or IMpactMF. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

•

hematologic toxicities, such as profound and/or prolonged thrombocytopenia or neutropenia, including one case of febrile neutropenia after prolonged myelosuppression with intracranial hemorrhage resulting in patient death, which the investigator assessed as possibly related to imetelstat, as well as reversible Grade 4 febrile neutropenia;

•	bleeding events, with or without thrombocytopenia, including reversible Grade 3/4 bleeding events;
•	hepatotoxicity and liver function test abnormalities, as well as hepatic failure;
•	gastrointestinal events;
•	infections;
•	muscular and joint pain;
•	fatigue;
•	headache; and
•	infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 2, IMerge Phase 3, IMpactMF or any potential future clinical trial of imetelstat, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials, which might cause us to cease operations. In any event, if such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar regulatory authorities in other countries to result in an unacceptable benefit-risk profile, then:

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

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in IMerge Phase 2, IMerge Phase 3 and IMpactMF continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional non-serious or serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from these trials, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes.

The occurrence of any of the aforementioned events could interrupt, further delay, or halt, any development and potential commercialization of imetelstat by us, as well as increase costs to develop imetelstat, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

In addition, in IMerge Phase 2, the initial data review for the 25-patient expansion cohort that was conducted by our former collaboration partner in the second quarter of 2018, referred to as a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate in June 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate reported for the combined cohorts in IMerge Phase 2 will improve further with longer follow-up, or at all, or that the eight-week RBC-TI rate of patients enrolled in IMerge Phase 3 will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in IMerge Phase 2. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMerge Phase 2 and IMbark, and if this were to occur with IMerge Phase 3 or IMpactMF, this would adversely affect future development prospects of imetelstat and may cause us to cease operations.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our prior collaboration partner(s). For example, preliminary data from IMerge Phase 2 were reported at the ASH Annual Meetings in December 2017, December 2018 and December 2020, and at the EHA Annual Congress meetings in June 2018, June 2019 and June 2020. We expect similar reports or announcements of safety and efficacy data from us or clinical investigators as data continues to mature in IMerge Phase 2. Preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

•	in the third quarter of 2017, expansion of IMerge Phase 2 to enroll additional lower risk MDS patients in a target patient population; and
•	in September 2018, our former collaboration partner’s decision to terminate their imetelstat collaboration agreement with us.

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

Although we have hired individuals who have experience conducting Phase 3 clinical trials, as a company we have limited experience in conducting large-scale, late-stage clinical trials, such as IMerge Phase 3 or IMpactMF. We cannot be certain that we will be able to fully enroll, conduct or complete either trial, or any other potential future large-scale, late-stage clinical trial of imetelstat, in a timely fashion, or at all. These large-scale, late-stage clinical trials require internal development experience that we are beginning to develop; therefore, we still rely heavily on third-party clinical investigators, CROs, service providers, vendors, suppliers and consultants. Relying on these third parties and establishing effective and collaborative relationships with them to conduct large-scale, late-stage clinical trials may cause delays that are outside of our control. Any such delays could have a material adverse effect on our business.

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

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of clinical sites involved with IMerge Phase 3 and planned clinical sites for IMpactMF.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, but almost all of our employees continue to work remotely. The effects of the “shelter in place” and similar orders by state and local governments, as well our own policies regarding remote working, may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

Due to the effects of the COVID-19 pandemic, we have had and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to:

•	open trial sites for screening and enrollment;
•	screen, enroll and assess patients;
•	retain enrolled patients in the clinical trial;
•	ensure patient clinical and lab collection visits;
•	conduct monitoring visits;
•	manufacture and/or supply study drug or other supplies;
•	report trial results; or
•	interact with regulators or other important agencies due to limitations in employee resources or otherwise.

For IMerge Phase 3, we have clinical trial sites in many countries that have had high incident rates of COVID-19 or are experiencing a resurgence of COVID-19 cases. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution is progressing gradually in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. As a result, the pace of enrollment in IMerge Phase 3 has been slower than expected and may continue to be delayed. Under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the second half of 2021. Depending on the timing of full enrollment, we expect top-line results from IMerge Phase 3 to be available during the time period from the end of 2022 to the first half of 2023. Based on current planning assumptions, if full enrollment completes after the third quarter of 2021, top-line results will not be available by the end of 2022.

For IMpactMF, we plan to open multiple clinical trial sites to patient enrollment. Similar to IMerge Phase 3, many of these clinical trial sites are in countries that have had high incident rates of COVID-19 or are experiencing a resurgence of COVID-19 cases. As such, we have experienced and expect to continue to experience disruption in clinical trial activities and delays in enrollment, as well as constraints on available sites and site personnel. Given these challenges, under current planning assumptions, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. Because IMpactMF results are based on event-driven analyses, the results may be available at different times than currently expected.

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
•

continued or heightened delays or difficulties caused by missed patient clinical and lab collection visits, and uncertainty how the FDA will view deviations from the protocol caused by the effects of the COVID-19 pandemic;

•

potential refusal by the FDA to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA guidance and expectations related to the conduct of clinical trials during the COVID-19 pandemic;

•	continued or heightened delays or disruptions in clinical trial activities due to reduced availability of personnel at CROs and vendors;
•

substantial reduction of healthcare resources available for the conduct of clinical trials, including the temporary postponement of clinical trial activities at certain hospitals serving as our clinical trial sites and diversion of hospital staff away from the conduct of our clinical trials, such as those experienced by us to date;

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

While at this time we believe that we have sufficient drug supply for IMerge Phase 3 and IMpactMF, we could experience disruptions to our supply chain, as well as delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials. Such disruptions could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that were or are heavily affected by the COVID-19 pandemic. In these countries, closures and other restrictions resulting from the COVID-19 outbreak in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat. In addition, we may experience limitations in available capacity at contract manufacturers or drug suppliers, or potential shortages of consumable manufacturing supplies, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19. For example, we have experienced manufacturing schedule delays at one of our contract manufacturers due to government mandated manufacturing of high priority COVID-19 vaccines in connection with Operation Warp Speed, and we anticipate such delays, or potential shortages of consumable manufacturing supplies, will continue throughout 2021.

The effects of the COVID-19 have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. If top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, we need to demonstrate that imetelstat is safe and effective in IMerge Phase 3, IMpact MF or potential additional clinical trials of imetelstat. We will need to complete significant additional research, manufacturing activities and clinical testing as well as other assessments before we can submit any application to the FDA or similar regulatory authorities in other countries for regulatory approval of imetelstat, including confirming compliance with the EMA and FDA on studies addressing pediatric subjects and cardiac repolarization.

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

Risks Related to Manufacturing Imetelstat

Failure by us to establish and/or maintain a manufacturing supply chain to appropriately and adequately supply imetelstat for future clinical and commercial uses, would result in a further delay in or cessation of clinical trials and a further delay in our inability to obtain regulatory approvals of imetelstat, and our business and business prospects could be severely harmed, and we could cease operations.

Although we have purchased inventories of drug product, drug substance and raw materials that meet our specifications from our former collaboration partner under a supply agreement, some of this material will require further processing in order to be used in clinical trials, and/or may also require regulatory review and acceptance prior to use. In addition, while we have re-established our own manufacturing supply chain in order to further process such purchased materials as well as to be able to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses, the process of manufacturing imetelstat is complex and remains subject to several risks, including:

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

•

limitations in available capacity at contract manufacturers or drug suppliers, or potential shortages of consumable manufacturing supplies, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19; for example, we have experienced manufacturing schedule delays at one of our contract manufacturers due to government mandated manufacturing for high priority COVID-19 vaccines in connection with Operation Warp Speed, and we anticipate that such delays, or potential shortages of consumable manufacturing supplies, will continue throughout 2021;

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

Successful drug development and commercialization requires significant amounts of capital. Currently, we believe our existing capital resources and future interest income will be sufficient to fund our current level of operations until the end of 2022. Taking into account the dynamic and evolving circumstances of COVID-19 on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the second half of 2021. Depending on the timing of full enrollment, we expect top-line results from IMerge Phase 3 to be available during the time period from the end of 2022 to the first half of 2023. Based on current planning assumptions, if full enrollment completes after the third quarter of 2021, top-line results will not be available by the end of 2022. If top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMerge Phase 3 or IMpactMF or any potential future clinical trials of imetelstat, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals for IMerge Phase 3 and IMpactMF in the United States and in other countries;

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

We do not have any committed external source of funds or other support for our development and commercialization efforts. Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of 2022, we will require additional capital to reach top-line results, which may not be possible for us to obtain on acceptable terms, or at all.

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

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement with Hercules and SVB or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

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

Although in the past we have received license and other payments under current and former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of March 31, 2021, our accumulated deficit was approximately $1.2 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default. In addition, the Loan Agreement includes customary affirmative and negative covenants and other events of default, the occurrence and continuance of which provide Hercules and SVB with the right to demand immediate repayment of all principal and unpaid interest under the Loan Agreement, and to exercise remedies against us and the collateral securing the Loan Agreement. These events of default include, among other things:

•	insolvency, liquidation, bankruptcy or similar events;
•	failure to observe any covenant or secured obligation under the Loan Agreement, which failure, in most cases, is not cured within 15 days;
•	occurrence of an event that could reasonably be expected to have a material adverse effect on our business, operations, properties, assets or financial condition;
•	material misrepresentations;
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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat and the risks and uncertainties regarding our future business viability, could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new management or development personnel, or to maintain our current management and personnel. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior development personnel in the future on acceptable terms, our ability to further develop imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted. As a result of “shelter in place” and similar orders related to COVID-19, as well as our own policies, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and six shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. The hearing on the motion to dismiss was held on February 8, 2021. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint is due on May 13, 2021.

Between April 23, 2020 and April 2, 2021, six shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, and two were filed in the U.S. District Court for the District of Delaware, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. All of the Derivative Lawsuits had been deferred until after an order on our motion to dismiss the amended class action complaint in the consolidated class action lawsuit has been made, where such an order was issued on April 12, 2021. Schedules have not been proposed or set in any of the Derivative Lawsuits.

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

Under the Hatch-Waxman Act, a patent may be eligible for future patent term extension of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain countries and territories outside the United States, such as in Japan and in Europe. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. If regulatory approval of imetelstat occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the scope of our patent rights may be limited. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the United States, the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. Thus, for example, if we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, as approved by the regulatory authorities, our U.S. composition of matter patent will expire in 2025. If we do not receive marketing approval and submit a request for patent term extension for our European composition of matter patents for imetelstat before our patents expire in 2024, our European composition of matter patents will expire in 2024. Similarly, if we do not receive marketing approval in certain non-European countries before our composition of matter patents expire in 2024, our composition of matter patents in such countries will expire in 2024. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

As a result of the AIA, in March 2013, the United States transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing that the persons or entities that we name as inventors in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions or inventions that were developed by our former collaboration partner and assigned to us for the future development, commercialization and manufacture of imetelstat. As a result, if we are not the first-inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

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

Filing, prosecuting, maintaining, defending and enforcing patents on imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights inside or outside the United States under any future license agreements. In addition, the laws of some countries outside the United States do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with imetelstat and our technologies and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Inventions discovered under research, material transfer or other collaboration agreements may become jointly owned by us and the other party to such agreements in some cases, and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect our license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with our past or future collaborators, may impair our ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business, and might cause us to cease operations.

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

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to imetelstat, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with imetelstat treatment; and knowledge and expertise around the development of potential treatments for hematologic myeloid malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Imetelstat will compete, if approved, with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of.

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

To be commercially successful, imetelstat must be accepted by the healthcare community, which can be very slow to adopt or unreceptive to new technologies and products.

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

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any pharmacoeconomic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for hematologic myeloid malignancies. Third-party payors may decide that any potential improvement that imetelstat may provide to clinical outcomes in hematologic myeloid malignancies is not adequate to justify the costs of treatment with imetelstat. If the healthcare community does not accept imetelstat for any of the foregoing reasons, or for any other reasons, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects, and might cause us to cease operations.

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

The adoption of health policy changes and healthcare reform in the United States may adversely affect our business and financial results.

In the United States and some jurisdictions outside the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and healthcare for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Biden Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future worldwide sales of imetelstat, if approved. For a discussion of health reform activity, see Item 1 “Business—Government Regulation—Reimbursement and Healthcare Reform” in the Form 10-K.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product of ours for which marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in the Annual Report on Form 10-K filed on March 11, 2021. Additionally, efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the GDPR, which became effective on May 25, 2018, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the CCPA, which has been characterized as the first

“GDPR-like” privacy statute enacted in the United States because it mirrors a number of the key provisions in the GDPR, which became effective on January 1, 2020, and we cannot determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidances or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

Historically, our stock price has been extremely volatile. Between April 1, 2011 and March 31, 2021, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between April 1, 2020 and March 31, 2021, the price has ranged between a high of $2.40 per share and a low of $0.95 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and six shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and two of our officers have been named as defendants in two putative class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3 and IMpactMF and/or could preclude or delay potential future clinical trials, or could preclude or delay commercialization efforts.

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

As of March 31, 2021, we had 450,000,000 shares of common stock authorized for issuance and 318,545,008 shares of common stock outstanding. In addition, we had reserved 118,927,235 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of March 31, 2021.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. In particular, the COVID-19 pandemic has caused us to modify our business and information technology practices, including that most of our employees continue to work remotely. Our information technology systems, including in our remote work environment as a result of the COVID-19 pandemic, and those of our collaborators, service providers and contractors, are potentially vulnerable to breakdown, data corruption, malicious intrusion, malware, computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures that may result in damage to or the impairment of key business processes, or the unauthorized, unlawful or accidental loss, corruption, access, acquisition or disclosure of confidential information, such as clinical trial data or information, intellectual property, proprietary business information and personal information. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. In addition, we rely on our collaborators, service providers, including our CROs, and contractors to establish and maintain appropriate information technology systems and data security protections. However, except for contractual duties and obligations, we have limited ability to control their safeguards and actions related to such matters. If such a breach were to occur and cause interruptions in our operations, it could result in a material disruption of our imetelstat development program. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data.

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

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, collaborators, contractors, service providers or vendors fail to act in accordance with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1	2018 Inducement Award Plan, as amended*	10.20	10-K	March 11, 2021	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2021
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2021
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021 **
101

The following materials from the Registrant’s March 31, 2021 Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL) include: (i) Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (v) Notes to Condensed Financial Statements

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

GERON CORPORATION

Date: May 10, 2021	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)