Form 10-Q
period 2021-06-30
GERON CORP
filed 2021-08-16
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 11, 2021:
Common Stock, $0.001 par value	320,599,195 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$57,282	$9,925
Restricted cash	363	363
Marketable securities	140,959	186,350
Interest and other receivables	714	722
Prepaid and other current assets	2,444	2,497
Total current assets	201,762	199,857
Noncurrent marketable securities	40,521	63,387
Property and equipment, net	590	658
Operating leases, right-of-use assets	5,029	5,295
Deposits and other assets	4,273	1,531
	$252,175	$270,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,758	$6,919
Accrued compensation and benefits	5,216	8,218
Operating lease liabilities	889	878
Accrued liabilities	27,150	14,925
Total current liabilities	37,013	30,940
Noncurrent operating lease liabilities	4,540	4,799
Noncurrent debt	34,416	24,042
Commitments and contingencies
Stockholders' equity:
Common stock	321	310
Additional paid-in capital	1,388,909	1,366,188
Accumulated deficit	(1,213,027)	(1,155,629)
Accumulated other comprehensive gain	3	78
Total stockholders' equity	176,206	210,947
	$252,175	$270,728

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Revenues:
License fees and royalties	$107	$43	$244	$95

Operating expenses:
Research and development	21,937	10,845	43,050	21,647
General and administrative	7,059	5,960	14,537	12,080
Total operating expenses	28,996	16,805	57,587	33,727
Loss from operations	(28,889)	(16,762)	(57,343)	(33,632)
Interest income	136	475	309	1,229
Interest expense	(804)	—	(1,547)	—
Change in fair value of equity investment	—	422	—	227
Other income and (expense), net	(17)	41	1,183	(3)
Net loss	$(29,574)	$(15,824)	$(57,398)	$(32,179)

Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.18)	$(0.14)

Shares used in computing basic and diluted net loss per share	327,026,907	246,966,143	325,342,161	223,594,118

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Net loss	$(29,574)	$(15,824)	$(57,398)	$(32,179)
Net unrealized (loss) gain on marketable securities, net of taxes	(32)	313	(75)	57
Comprehensive loss	$(29,606)	$(15,511)	$(57,473)	$(32,122)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuance of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity-based awards to employees and directors	—	—	1,794	—	—	1,794
Balance at March 31, 2021	318,545,008	318	1,384,262	(1,183,453)	35	201,162
Net loss	—	—	—	(29,574)	—	(29,574)
Other comprehensive loss	—	—	—	—	(32)	(32)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	1,897,472	2	2,465	—	—	2,467
Issuance of common stock under equity plans	151,618	1	186	—	—	187
Stock-based compensation for equity-based awards to employees and directors	—	—	1,973	—	—	1,973
Balance at June 30, 2021	320,599,195	$321	$1,388,909	$(1,213,027)	$3	$176,206

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	200	1,217,105	(1,096,367)	(124)	120,814
Net loss	—	—	—	(15,824)	—	(15,824)
Other comprehensive income	—	—	—	—	313	313
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $68	2,966,388	3	3,386	—	—	3,389
Issuance of common stock under equity plans	72,500	—	82	—	—	82
Stock-based compensation related to issuance of common stock and options in exchange for services	3,297	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	1,707	—	—	1,707
Balance at June 30, 2020	310,442,408	$310	$1,362,373	$(1,112,191)	$189	$250,681

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,398)	$(32,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	60
Accretion and amortization on investments, net	778	(34)
Amortization of debt issuance costs/debt discount	374	—
Gain on sale of marketable securities	—	(19)
Gain on sales of equity investment	(1,233)	—
Change in fair value of equity investment, including foreign currency translation	—	(279)
Stock-based compensation for services by non-employees	48	32
Stock-based compensation for employees and directors	3,767	3,275
Amortization of right-of-use assets	266	580
Changes in assets and liabilities:
Current and noncurrent assets	(3,042)	389
Amount due to Janssen Biotech, Inc.	—	(14,269)
Current and noncurrent liabilities	5,791	3,855
Net cash used in operating activities	(50,548)	(38,589)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(386)
Purchases of marketable securities	(82,430)	(182,355)
Proceeds from sales of marketable securities	—	7,681
Proceeds from maturities of marketable securities	149,834	78,012
Proceeds from sales of equity investment	1,594	—
Net cash provided by (used in) investing activities	68,988	(97,048)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	204	82
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	—	140,794
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	16,234	4,075
Proceeds from exercise of warrants	2,479	—
Proceeds from debt financing	10,000	—
Net cash provided by financing activities	28,917	144,951
Net increase in cash, cash equivalents and restricted cash	47,357	9,314
Cash, cash equivalents and restricted cash at the beginning of the period	10,288	13,914
Cash, cash equivalents and restricted cash at the end of the period	$57,645	$23,228

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K. The accompanying condensed balance sheet as of December 31, 2020 has been derived from audited financial statements at that date.

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

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2021 and 2020, the diluted net loss per share calculation excludes potential dilutive securities of 106,492,740 and 101,548,346, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2021 and 2020. See Note 2 on Fair Value Measurements.

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

License and/or Collaboration Agreements

We previously entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies, whereby we granted certain rights to our non-imetelstat related technologies. In 2020, all license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. Under these agreements, non-refundable upfront fees and annual license maintenance fees were considered fixed consideration, while milestone payments and royalties were identified as variable consideration.

As of June 30, 2021, no active license agreements remain. The license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides, terminated effective April 2021.

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

Our current imetelstat clinical trials are being supported by contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, and the duration for which the patients have been enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We base our estimates on the best information available at the time. However, additional information may become available to us which will allow us to make a more accurate estimate in future periods. In that event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2021 and 2020, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$906	$579	$1,731	$1,080
General and administrative	1,067	1,128	2,036	2,195
Stock-based compensation expense included in operating expenses	$1,973	$1,707	$3,767	$3,275

As stock-based compensation expense recognized in our condensed statements of operations for the three and six months ended June 30, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed statements of operations for the three and six months ended June 30, 2021 and 2020, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based options granted during the six months ended June 30, 2021 and 2020 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility range	0.778 to 0.783	0.781 to 0.790
Risk-free interest rate range	0.51% to 0.94%	0.37% to 1.62%
Expected term	5.5 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the six months ended June 30, 2021 and 2020 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The key elements of ASU 2020-06 aim to reduce unnecessary complexity in GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For contracts in an entity’s own equity, the FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The Board also decided to improve and amend the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities that are not smaller reporting companies. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We plan to adopt ASU 2020-06 as of January 1, 2024. We do not expect the adoption of this standard to have a material impact on our condensed financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$33,293	$—	$—	$33,293
Commercial paper	18,247	—	(1)	18,246
	$51,540	$—	$(1)	$51,539

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$10,604	$5	$—	$10,609
U.S. Treasury securities (due in one to two years)	8,562	—	(1)	8,561
Government-sponsored enterprise securities (due in less than one year)	11,249	4	—	11,253
Government-sponsored enterprise securities (due in one to two years)	5,000	—	(5)	4,995
Commercial paper (due in less than one year)	64,430	15	(9)	64,436
Corporate notes (due in less than one year)	54,637	38	(14)	54,661
Corporate notes (due in one to two years)	26,994	—	(29)	26,965
	$181,476	$62	$(58)	$181,480

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,356	$—	$—	$4,356

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$5,608	$2	$—	$5,610
U.S. Treasury securities (due in one to two years)	5,093	2	—	5,095
Government-sponsored enterprise securities (due in less than one year)	5,249	3	—	5,252
Government-sponsored enterprise securities (due in one to two years)	23,499	7	(1)	23,505
Commercial paper (due in less than one year)	112,388	29	(8)	112,409
Corporate notes (due in less than one year)	63,051	35	(7)	63,079
Corporate notes (due in one to two years)	34,771	33	(17)	34,787
	$249,659	$111	$(33)	$249,737

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2021:
U.S. Treasury securities securities (due in one to two years)	$5,999	$(1)	$—	$—	$5,999	$(1)
Government-sponsored enterprise securities (due in one to two years)	4,995	(5)	—	—	4,995	(5)
Commercial paper (due in less than one year)	35,718	(10)	—	—	35,718	(10)
Corporate notes (due in less than one year)	8,026	(14)	—	—	8,026	(14)
Corporate notes (due in one to two years)	22,964	(29)	—	—	22,964	(29)
	$77,702	$(59)	$—	$—	$77,702	$(59)

As of December 31, 2020:
Government-sponsored enterprise securities (due in one to two years)	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial paper (due in less than one year)	22,956	(8)	—	—	22,956	(8)
Corporate notes (due in less than one year)	12,573	(7)	—	—	12,573	(7)
Corporate notes (due in one to two years)	16,322	(17)	—	—	16,322	(17)
	$56,850	$(33)	$—	$—	$56,850	$(33)

The gross unrealized losses related to U.S. Treasury securities, government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2021 and December 31, 2020 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of June 30, 2021 and December 31, 2020 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2021:
Money market funds(1)	$33,293	$—	$—	$33,293
U.S. Treasury securities(2)(3)	—	19,170	—	19,170
Government-sponsored enterprise securities(2)(3)	—	16,248	—	16,248
Commercial paper(1)(2)	—	82,682	—	82,682
Corporate notes(2)(3)	—	81,626	—	81,626
Total	$33,293	$199,726	$—	$233,019
As of December 31, 2020:
Money market funds(1)	$4,356	$—	$—	$4,356
U.S. Treasury securities(2)(3)	—	10,705	—	10,705
Government-sponsored enterprise securities(2)(3)	—	28,757	—	28,757
Commercial paper(2)	—	112,409	—	112,409
Corporate notes(2)(3)	—	97,866	—	97,866
Equity investment(4)	—	361	—	361
Total	$4,356	$250,098	$—	$254,454

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to Sienna for our hTERT technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. With the adoption of ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, beginning January 1, 2018, we reassessed the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value was recognized on our condensed statements of operations.

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

During the first quarter of 2021, we sold all of our holdings in BARD1 and recognized a net gain of approximately $1,233,000 from the sales, including gains from foreign currency translation adjustments, which has been included in other income and expense on our condensed statements of operations. As of March 31, 2021, no value remained for our equity investment in BARD1.

3. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August

20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark, our Phase 2 clinical trial designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in relapsed/refractory myelofibrosis, during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint was filed on May 13, 2021. Discovery has commenced, although the Court has not yet entered a case schedule or set a trial date.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. The court has not set a hearing date for the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss in the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on a motion by lead plaintiffs in the consolidated class action lawsuit to certify the putative class in the case; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021.

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

Risks Related to COVID-19

As of the date of this filing, uncertainty continues to exist concerning the ultimate duration and severity of the COVID-19 pandemic. At this time, the number of COVID-19 cases are increasing in certain regions due to the spread of COVID-19 variants, leading to the re-implementation of mask restrictions, social distancing and other restrictions. In addition, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize to allow patients and healthcare workers to return to clinical sites.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in patient enrollment in our ongoing Phase 3 clinical trials, and other disruptions that could severely impact our business and the imetelstat development program.

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. Our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could occur which would negatively impact our business and business prospects, our financial condition and the future of imetelstat. We plan to continue to evaluate our business operations based on new information as it becomes available regarding the pandemic and will make changes that we consider necessary in light of any new developments.

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to conduct and complete current Phase 3 clinical trials of imetelstat and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

4. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Loan Agreement, up to $75,000,000, which can be drawn in three tranches. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25,000,000 to $30,000,000, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30,000,000 to $35,000,000. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants. We are in compliance with the covenants under the Loan Agreement as of June 30, 2021.

Under the amended terms of the Loan Agreement, the Term Loan can be drawn as follows: (i) Tranche A loan of up to $35,000,000 of which $25,000,000 was funded on the Closing Date and the remaining $10,000,000 was drawn on June 15, 2021, (ii) Tranche B loan of up to $15,000,000 which is available to be drawn from January 1, 2021 to December 15, 2021, subject to the achievement of certain clinical milestones, and (iii) Tranche C loan of up to $25,000,000 available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB.

As of June 30, 2021, the net carrying value of the loan amounts under Tranche A was $34,416,000, which includes the principal amount of $35,000,000 for Tranche A, less net unamortized discounts and debt issuance costs of $917,000 plus accrued end of term charge of $333,000. The carrying value of the debt approximates the fair value as of June 30, 2021. Debt discounts and debt issuance costs are being amortized to interest expense over the life of loan amounts under Tranche A using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement, as amended, as of June 30, 2021 (in thousands):

Remainder of 2021	$1,566
2022	5,858
2023	19,187
2024	18,338
Total	44,949
Less: amount representing interest	(7,657)
Less: unamortized debt discount and issuance costs	(917)
Less: unamortized end of term charge	(1,959)
Less: current portion of debt	—
Noncurrent portion of debt	$34,416

5. OPERATING LEASES

Parsippany, New Jersey Office Space Lease

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

Foster City, California Office Space Lease

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

The future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$459
2022	937
2023	962
2024	988
2025	1,014
Thereafter	2,807
Total lease payments	7,167
Less: imputed interest	(1,738)
Total	$5,429

6. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On September 4, 2020, we entered the At Market Issuance Sales Agreement with B. Riley Securities, Inc., or the 2020 Sales Agreement, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities, Inc., or B. Riley Securities, as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16,234,000, after deducting sales commissions and other offering expenses payable by us. No sales were made during the three months ended June 30, 2021. Approximately $83,000,000 of our common stock remained available for issuance under the 2020 Sales Agreement as of June 30, 2021. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

Authorized Common Stock

In May 2021, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 450,000,000 to 675,000,000 shares.

2018 Equity Incentive Plan

In May 2021, our stockholders approved an amendment to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 12,500,000 shares of common stock.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of common stock (subject to customary adjustments in the event of a change in capital structure) to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or directors, other than following a bona fide period of non-employment. In January 2019, February 2020, February 2021 and May 2021, our Compensation Committee approved amendments to increase the reserve of shares of our common stock under the Inducement Plan by 5,000,000, 1,300,000, 800,000 and 5,000,000 shares, respectively. As a result, an aggregate total of 15,100,000 shares of common stock have been reserved under the Inducement Plan.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 11, 2021.

Business Overview

Geron is a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic myeloid malignancies. Geron’s vision is to be recognized as a leader in the treatment of blood cancers, or hematologic malignancies. Geron is committed to improving and extending the lives of patients by changing the course of these diseases by targeting telomerase. We are currently focused on the development and potential commercialization of imetelstat, a first in class telomerase inhibitor, and are conducting two ongoing Phase 3 clinical trials that are intended to enable registration:  (i) IMerge Phase 3 in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, and (ii) IMpactMF in Intermediate-2 or High-risk myelofibrosis, or refractory MF.

As discussed below, we have experienced, and continue to experience, delays in our clinical trial activities due to the COVID-19 pandemic. As a result, the pace of enrollment in IMerge Phase 3 has been slower than originally planned. As of August 12, 2021, we attained 91% of the planned patient enrollment. We currently expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021.

In our trial design for the IMerge Phase 3 primary analysis, we planned to use data as of a clinical cut-off date occurring 15 months after the last patient had been enrolled, to allow sufficient time to treat and follow-up with patients in order to obtain a mature data set for the assessment of safety and efficacy of imetelstat, including durability of transfusion independence. The significantly longer patient enrollment period caused by the COVID-19 pandemic has enabled a longer follow-up period than previously projected. As a result, we determined that the clinical cut-off date for the primary analysis could occur three months earlier than originally planned (i.e., 12 months instead of 15 months after the last patient has been enrolled), because we expect the data as of the earlier clinical cut-off date will be sufficiently mature to assess the safety and efficacy of imetelstat, including durability of transfusion independence. With this change, the primary analysis will exclude clinical responses which could occur after the earlier clinical cut-off date; however, we believe few, if any, clinical responses will be excluded in this manner, since 91% of patients have already been enrolled into the trial. Accordingly, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable the earlier clinical cut-off date.

Based on current planning assumptions, including the revised 12-month follow-up period after the last patient has been enrolled, we project that top-line results from IMerge Phase 3 will be available in the first quarter of 2023. Assuming the results of IMerge Phase 3 support regulatory submissions, we plan to submit in 2023 a New Drug Application, or NDA, in the United States, and a marketing authorization application, or MAA, in Europe, for imetelstat in lower risk MDS. Under either a priority or standard review for the NDA and, upon potential approval by the United States Food and Drug Administration, or the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the United States could occur in the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and that commercial launch of imetelstat in lower risk MDS in Europe could occur in the second half of 2024.

If imetelstat is approved for marketing by regulatory authorities, we plan to commercialize imetelstat independently in the United States and may seek potential commercialization partners for territories outside of the United States.

As of June 30, 2021, we had approximately $239.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. This balance includes a draw down of $10.0 million that we made in June 2021 from the remaining portion of the first tranche under the Loan Agreement. Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement assuming certain clinical milestones are met, will be sufficient to fund our current level of operations until the end of the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF.

Impact of COVID-19 on Our Business

As of the date of this filing, uncertainty continues to exist concerning the ultimate duration and severity of the COVID-19 pandemic. At this time, COVID-19 cases are increasing due to the spread of COVID-19 variants, leading to the re-implementation of mask restrictions, social distancing and other restrictions. In addition, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize to allow patients and healthcare workers to return to clinical sites.

Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic. Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021. We have shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the data to be used for the primary analysis of safety and efficacy of imetelstat, including durability of transfusion independence. Based on current planning assumptions, including the revised 12-month follow-up period after the last patient has been enrolled, we project that top-line results from IMerge Phase 3 will be available in the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3.

For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in myelofibrosis, or MF and other oncology indications. To address these challenges, we have expanded the number of countries and sites where we plan to conduct IMpactMF. We continue to monitor each clinical site through our CROs as well as to conduct direct outreach to investigators and study staff. In addition, we plan to implement the same enrollment-boosting activities for IMpactMF that we employed for IMerge Phase 3, including engaging clinical science liaisons and utilizing social media. Given the challenges caused by the COVID-19 pandemic, under current planning assumptions, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. We plan to continue to evaluate our business operations based on new information as it becomes available regarding the pandemic and will make changes that we consider necessary in light of any new developments.

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

Lead Clinical Indication in Phase 3 Development: Lower Risk Myelodysplastic Syndromes

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat in transfusion dependent lower risk MDS patients who are relapsed after or refractory to prior treatment with an erythropoietin stimulating agent, or ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial. Part 1 of IMerge was designed as a Phase 2, open label, single-arm trial to assess the efficacy and safety of a 7.5 mg/kg dose of imetelstat administered as an intravenous infusion every four weeks.

IMerge Phase 3 is a double-blind, 2:1 randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, we expect will support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS who are relapsed or refractory to an ESA, have not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and are non-del(5q). IMerge Phase 3 is being conducted at over 100 medical centers globally, including North America, Europe, Middle East and Asia. Further information on IMerge Phase 3, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

The primary efficacy endpoint of IMerge is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients without any RBC transfusion during any consecutive eight weeks since entry to the trial, or 8-week RBC-TI rate. Key secondary endpoints include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement erythroid, or HI-E, which is a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving Complete Response, or CR, or Partial Response, or PR, according to the 2006 International Working Group, or IWG, criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of overall survival, or OS, and time to progression to acute myeloid leukemia.

Current Status of IMerge Phase 3

IMerge Phase 3 opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. As of August 12, 2021, we attained 91% of the planned patient enrollment. Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021.

We shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the data to be used for the primary analysis of safety and efficacy of imetelstat, including durability of transfusion independence. Based on current planning assumptions, including the revised 12-month follow-up period after the last patient has been enrolled, we project top-line results from IMerge Phase 3 will be available in the first quarter of 2023. The timing and achievement of enrollment completion and top-line results depend on numerous factors, including further delays or interruptions of enrollment related to the effects of the COVID-19 pandemic. In addition, our ability to conduct and complete IMerge Phase 3 depends on whether we can maintain the relevant clearances from regulatory authorities and other institutions to conduct and complete the trial, and our ability to raise additional capital to reach top-line results in the trial if such results are not available until after the end of the first quarter of 2023 or if we are unable or unwilling to draw down the second tranche of the Loan Agreement.

Second Indication in Phase 3 Development: Intermediate-2 or High-Risk Myelofibrosis

IMpactMF: Ongoing Phase 3 Clinical Trial in Refractory MF

IMpactMF, our Phase 3 clinical trial in refractory MF, is an open label, 2:1 randomized, controlled clinical trial to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients with refractory MF. Patients refractory to a janus kinase, or JAK, inhibitor, or JAKi, are defined as having an inadequate spleen response or symptom response after treatment with a JAKi for at least six months, including an optimal dose of a JAKi for at least two months. The best available therapy, or BAT, control arm of IMpactMF excludes use of JAKi. With respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we therefore determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks.

The primary efficacy endpoint for IMpactMF is OS. Key secondary endpoints include symptom response, spleen response, progression free survival, complete response, partial response, clinical improvement, duration of response, safety, pharmacokinetics, and patient reported outcomes. Currently, we expect to engage over 180 sites to participate in IMpactMF across North America, South America, Europe, Australia and Asia. Further information on IMpactMF, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

The final analysis for OS is planned to be conducted after more than 50% of the patients planned to be enrolled in the trial have died (each death referred to herein as an “event”). An interim analysis of OS is planned to be conducted after approximately 70% of the total projected number of events for the final analysis have occurred.

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020. As of August 12, 2021, we have 55 sites open for patient enrollment. The first patient was dosed in April 2021. Given the uncertain and unpredictable impact of the COVID-19 pandemic on our clinical trial activities, including the constraints on clinical site personnel resources due to other competing trials in MF at the sites where IMpactMF is planned to be conducted, under current planning assumptions, we expect IMpactMF to be fully enrolled in 2024. In addition, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may support the registration of imetelstat in refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

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

We Believe Recently Reported Clinical Data Support Phase 3 Development of Imetelstat’s Telomerase Inhibition Approach

Poster Presentations at EHA2021 Virtual Congress

In June 2021, two poster presentations of imetelstat Phase 2 data were made at the European Hematology Association, or EHA, Virtual Congress. We believe that the data reported in these poster presentations, which are publicly available, further support imetelstat’s potentially differentiated approach to inhibiting telomerase activity to target the malignant stem and progenitor cells in the bone marrow responsible for the underlying hematologic myeloid malignancies.

The first poster presented new data and analyses of the clinical efficacy of imetelstat in molecularly defined subtypes based on cytogenetic and mutation profiles for patients in IMerge Phase 2, our Phase 2 clinical trial of imetelstat in lower risk MDS patients who are relapsed after or refractory to treatment with an ESA and are non-del(5q). As reported at previous EHA meetings, meaningful and durable transfusion independence was observed in patients from IMerge Phase 2, including transfusion-free periods greater than one year, as well as substantial increases in hemoglobin. The presentation reported clinical responses across different cytogenetic and molecularly defined categories, and these responses were independent of mutation status or number of mutations. These data support the unique telomerase inhibition mechanism of action of imetelstat and the potential to target the malignant stem and progenitor cells of the underlying disease. We are exploring these observations further in the ongoing IMerge Phase 3.

The second poster at EHA presented new analyses of safety data from the IMbark Phase 2 trial in MF and the IMerge Phase 2 trial in lower risk MDS to understand the characteristics of hematologic and non-hematologic adverse events. These analyses highlighted that the imetelstat-related cytopenias, or low blood cell counts, are short, reversable and with limited clinical consequence when managed with the dose modification guidelines in the protocols. These data provide further evidence for the on-target effect of imetelstat based on the selective reduction of malignant cells in the bone marrow through telomerase inhibition.

Publication of IMbark Phase 2 Data in Journal of Clinical Oncology

Efficacy, safety and biomarker results from the IMbark Phase 2 clinical trial were published in the Journal of Clinical Oncology in a paper entitled “Randomized, Single-Blind, Multicenter Phase II Study of Two Doses of Imetelstat in Relapsed or Refractory

Myelofibrosis.” The publication, which is publicly-available, highlights the clinical benefits observed in the study, including symptom response and OS, as well as evidence of disease-modifying activity from biomarker and bone marrow fibrosis assessments. The IMpactMF trial was designed to confirm the Phase 2 results. Currently, there is no drug therapy approved by the FDA for patients who fail or no longer respond to JAKi therapies, and median survival for such refractory MF patients after discontinuation from ruxolitinib is only approximately 14 to 16 months, representing a significant unmet medical need.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of June 30, 2021, we had approximately $239.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities and a long-term debt principal balance of $35.0 million.

In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement with Hercules and SVB. This loan amount bears the same interest rate of 9.0% as the initial draw down under Tranche A. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25.0 million to $30.0 million, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30.0 million to $35.0 million. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants. See Note 4 on Debt for additional information on the Loan Agreement.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2021, we had an accumulated deficit of approximately $1.2 billion.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in Form 10-K.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; overcoming disruptions and/or delays due to the COVID-19 pandemic; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of December 31, 2020, our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement was a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. This license was terminated effective April 2021. In connection with these agreements, we were eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing Geron’s divested intellectual property.

We recognized license fee revenues of $28,000 in each of the periods for the three and six months ended June 30, 2021, compared to $5,000 for each of the comparable periods in 2020 related to our various license agreements. The decrease in license fee revenues for the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology. We recognized royalty revenues of $79,000 and $216,000 for the three and six months ended June 30, 2021, respectively, compared to $38,000 and $90,000, for the same periods in 2020. Royalty revenues in 2021 and 2020 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, and the underlying patent rights remaining active. Historical revenues may not be predictive of future revenues. We expect revenues in 2021 to be lower than 2020 due to the termination and expiration of our license agreements related to our hTERT technology as a result of patent expirations on such technology. In addition, due to uncertainties caused by the COVID-19 pandemic, sales of cell-based research products from our divested stem cell programs may be lower which will reduce the royalties payable to us.

Research and Development Expenses

During the three and six months ended June 30, 2021 and 2020, imetelstat was the sole research and development program we supported. For the imetelstat research and development program, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2021 and 2020, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Direct external expenses	$15,727	$6,858	$30,869	$13,490
Personnel-related expenses	5,176	3,351	10,268	6,716
All other expenses	1,034	636	1,913	1,441
Total research and development expenses	$21,937	$10,845	$43,050	$21,647

The increase in research and development expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 clinical trials, IMerge and IMpactMF, as well as increased costs for producing validation batches at contract manufacturers to enable future production of imetelstat for clinical and commercial purposes. In addition, personnel-related expenses have increased in the three and six months ended June 30, 2021 compared to the same periods in 2020 as a result of additional development and manufacturing headcount being hired. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $7.1 million and $14.5 million for the three and six months ended June 30, 2021, respectively, compared to $6.0 million and $12.1 million for the same periods in 2020. The increase in general and administrative expenses for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily reflects new costs in connection with pre-commercial activities, including modernizing the internal infrastructure to support a commercial launch, and higher legal costs. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercialization preparatory activities begin.

Interest Income

Interest income was $136,000 and $309,000 for the three and six months ended June 30, 2021, respectively, compared to $475,000 and $1.2 million for the same periods in 2020. The decrease in interest income for the three and six months ended June 30, 2021 compared to the same periods in 2020 reflects lower yields on our marketable securities portfolio due to declining interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $804,000 and $1.5 million for the three and six months ended June 30, 2021, respectively, and reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. Since the Loan Agreement was executed in September 2020, no comparable interest expense amounts were recognized for the three and six months ended June 30, 2020.

Change in Fair Value of Equity Investment

We remeasured the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes was included on our condensed statements of operations. In the first quarter of 2021, we sold our entire equity investment, resulting in a net realized gain which has been recognized in other income and expense (see below). For the three and six months ended June 30, 2020, there was an increase in fair value of $422,000 and $227,000, respectively, resulting from observable price changes in our equity investment.

Other Income and (Expense), Net

Net other expense was $17,000 and net other income was $1.2 million for the three and six months ended June 30, 2021, respectively, compared to net other income of $41,000 and net other expense of $3,000 for the same periods in 2020. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. See Note 2 on Fair Value Measurements – Equity Investment for additional information about the sale of our equity investment. Also included in other income and expense are bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $239.1 million, compared to $260.0 million at December 31, 2020. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the six months ended June 30, 2021 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $16.2 million from sales of our common stock under the 2020 Sales Agreement, as described below, and proceeds from an additional draw down of debt. In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement. See Note 4 on Debt for additional information on the Loan Agreement.

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

On September 4, 2020, we entered the 2020 Sales Agreement pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16.2 million, after deducting sales commissions and other offering expenses payable by us. No sales were made during the three months ended June 30, 2021. Approximately $83.0 million of our common stock remained available for issuance under the 2020 Sales Agreement as of June 30, 2021. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

On September 30, 2020, we, Hercules and SVB entered into the Loan Agreement for a term loan facility of up to $75.0 million which can be drawn in three tranches. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25.0 million to $30.0 million, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30.0 million to $35.0 million. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants.

Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement assuming certain clinical milestones are met, will be sufficient to fund our current level of operations until the end of the first quarter of 2023. Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021. Based on current planning assumptions, including the revised 12-month follow-up period after last patient has been enrolled, we project top-line results from IMerge Phase 3 to be available in the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•	the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future draw downs, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing other potential future clinical trials of imetelstat, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the six months ended June 30, 2021 and 2020 was $50.5 million and $38.6 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2021, compared to the same period in 2020, primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, manufacturing validation batches of imetelstat and increases in development and manufacturing headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2021 was $69.0 million and net cash used in investing activities for the six months ended June 30, 2020 was $97.0 million. The increase in net cash provided by investing activities in 2021 compared to 2020 primarily reflects a higher rate of maturities than purchases of marketable securities in 2021.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $28.9 million and $145.0 million, respectively. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement and the $10.0 million draw down under Tranche A of the Loan Agreement. Financing activities in 2020 primarily reflect the receipt of $140.2 million in net proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020, and the receipt of net cash proceeds from sales of our common stock under the At Market Issuance Sales Agreement with B. Riley FBR, Inc. executed in May 2018. See Note 4 on Debt for additional information on the Loan Agreement. See Note 6 on Stockholders’ Equity for additional information about the 2020 Sales Agreement.

Contractual Obligations

In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement, which has increased our noncurrent debt obligations. Other than this event, our future minimum contractual obligations at December 31, 2020 were reported in our Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

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

See Note 3 on Contingencies and Uncertainties for information on legal proceedings.

ITEM 1A.RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

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
•

Any suspension of or delays in the enrollment, conduct or completion of, our current Phase 3 clinical trials, IMerge Phase 3 or IMpactMF could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

•	Any termination of either IMerge Phase 3 or IMpactMF would have a material adverse effect on our business that might cause us to cease operations.
•

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and results of earlier stage clinical trials and non-clinical studies may not be predictive of future results.

•

If IMerge Phase 3 or IMpactMF fail to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities in other countries, or do not otherwise produce positive results, we would incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of imetelstat, which would have a material adverse effect on our business that might cause us to cease operations.

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

•	Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat

•	Our failure to obtain regulatory approval for imetelstat in the U.S., would have a material adverse effect on our business that would likely cause us to cease operations.
•	If we are not successful in commercializing imetelstat, we will not be able to achieve our projections for future revenue, if any.
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

•

We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

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
•

Changes in and failures to comply with United States federal and state as well as similar privacy and data protection laws, regulations and standards in other countries may adversely affect our business, operations and financial performance.

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

•	achieve full enrollment in IMerge Phase 3 in the fourth quarter of 2021, and top-line results from IMerge Phase 3 in the first quarter of 2023;
•

achieve adequate efficacy in IMerge Phase 3 to obtain regulatory approval, (i) in light of our decision to shorten the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis, which may result in the exclusion of clinical responses that could occur after the earlier clinical cut-off date for the primary analysis, or (ii) for any other reason;

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
•

recruit and retain sufficient qualified and experienced personnel to support the development and potential commercialization of imetelstat, including to conduct and complete IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business and prospects, and might cause us to cease operations.

IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3 and IMpactMF. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our clinical trials, our operations and our business all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution is gradually progressing in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. As a result, the pace of enrollment in IMerge Phase 3 and IMpactMF trials has been slower than expected and may continue to be delayed. Under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021. Based on current planning assumptions, including the revised 12-month follow-up period after last patient has been enrolled, we project top-line results from IMerge Phase 3 to be available in the first quarter of 2023. For IMpactMF, results are based on event-driven analyses. Under current assumptions, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. However, because these analyses are event-driven, the results may be available at different times than currently expected. In addition, the conduct and completion of IMerge Phase 3 and IMpactMF, and commencement and conduct of any potential future clinical trials of imetelstat, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays related to:

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
•

responding to safety findings, recommendations or conclusions by the internal data safety review committees, independent data monitoring committees and/or hepatic expert committees of current and potential future clinical trials of imetelstat based on emerging data occurring during such clinical trials, such as significant systemic or organ toxicities, including severe cytopenias, hepatotoxicity, fatal bleeding with or without any associated thrombocytopenia, or reduced platelet count, patient injury or death, or other safety issues, resulting in an unacceptable benefit-risk profile;

•	use of trial endpoints that inherently require prolonged periods of clinical observation or analysis of the resulting data to determine trial outcomes;
•

manufacturing sufficient quantities of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of limitations in available manufacturing capacity due to obligations to manufacture and distribute vaccines to address the COVID-19 pandemic; temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; or infections or cross-contaminations of product candidates in the manufacturing process or capacity limitations;

•	ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential future clinical trials of imetelstat;
•

obtaining sufficient quantities of any study-related treatments, materials (including BAT, comparator products, placebo or combination therapies) or ancillary supplies, including in light of challenges and delays that may arise from the effects of the COVID-19 pandemic;

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

•

third-party clinical investigators or our CROs losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials according to our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or regulatory requirements, or not performing data collection or analyses in a timely or accurate manner;

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

•

obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments, modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing IMerge Phase 3 and IMpactMF, or commencing other potential future clinical trials of imetelstat; and

•

obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for IMerge Phase 3 and IMpactMF, or as a result of changes in regulatory requirements and policies, which could, for example, prevent us from conducting or completing IMerge Phase 3 or IMpactMF, and commencing potential future clinical trials of imetelstat.

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
•

clinicians’ and patients’ perceptions of the potential advantages of imetelstat, both in relation to other available therapies, including any new drugs that have been approved (e.g., Reblozyl® for lower risk MDS) or may be approved for the indications being investigated, and as a result of data reported from previous or current clinical trials of imetelstat, and their willingness to participate in clinical trials of imetelstat;

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

The design of a clinical trial can determine whether its results will support regulatory approval of a product, and flaws in the trial design may not become apparent until the clinical trial is well advanced or during the approval process after the trial is completed.*

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat would achieve a statistically significant effect in any future clinical trials.

For example, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we expect the data from the primary analysis as of the earlier clinical cut-off date to be sufficiently mature to assess the safety and efficacy of imetelstat, including durability of transfusion independence, our decision to shorten the follow-up period after the last patient has been enrolled may result in clinical responses that could occur after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this data from the primary analysis could reduce the overall top-line efficacy results, including durability of transfusion independence, which could result in the trial’s failure, or could limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or regulatory authorities in other countries.

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

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in myelofibrosis patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, reported at the EHA Annual Congress meeting in June 2019 suggest favorable OS for imetelstat-treated patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAKi, or relapsed/refractory MF, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development and potential commercialization of imetelstat by us, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our prior collaboration partner(s). For example, preliminary data from IMerge Phase 2 were reported at the ASH Annual Meetings in December 2017, December 2018 and December 2020, and at the EHA Annual Congress meetings in June 2018, June 2019, June 2020 and June 2021. We expect similar reports or announcements of safety and efficacy data from us or clinical investigators as data continues to mature in IMerge Phase 2. Preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. For example, because patients remaining in the treatment phase continue to receive imetelstat in IMerge Phase 2, efficacy and safety data continue to be generated from the trial and will continue to evolve until all patients have ceased treatment. More mature data that may be reported in the future from IMerge Phase 2, and any data reported from IMerge Phase 3 or IMpactMF, may materially differ from and be less positive than data previously reported from IMerge Phase 2 and IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the enrollment, completion and potential success of IMerge Phase 3 or IMpactMF, or cause us to abandon further development of imetelstat entirely.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in hematologic myeloid malignancies, including MDS and MF, may be further delayed or abandoned, even after significant resources have been expended on it. Examples of such situations include:

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

Although we rely on third parties to conduct any imetelstat clinical trials, including IMerge Phase 3 and IMpactMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar regulatory authorities in other countries require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar regulatory authorities in other countries, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. We also are required to register imetelstat clinical trials that we sponsor and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Our ability to comply with these regulations and standards is contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted, which would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

Furthermore, the execution of clinical trials and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the quality or accuracy of the clinical data obtained, compiled or analyzed by third parties is compromised due to their failure to adhere to our clinical trial protocols, GCP or GMP requirements, or for any other reason, we may need to enter into new arrangements with alternative third parties, which would cause delay, and could be difficult, costly or impossible. If third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, our clinical trials may be extended, delayed or terminated, or may be unsuccessful or need to be repeated, which could have a material adverse effect on our business and might cause us to cease operations.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional costs and delays because of the time it takes to finalize a contract with a new CRO and for their commencement of work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and public health safety measures taken in response have also had a significant impact on our CROs and other third parties. Although we carefully manage our relationships with our CROs, investigators and other third parties, we and any of these third parties may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, business prospects and the future of imetelstat.

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

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of clinical sites involved with IMerge Phase 3 and planned clinical sites for IMpactMF.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, but almost all of our employees continue to work remotely. The effects of our policies regarding remote working may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

For IMerge Phase 3, we have clinical trial sites in many countries that have had high incident rates of COVID-19 or are experiencing a resurgence of COVID-19 cases. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution is progressing gradually in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic. Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021. Based on current planning assumptions, including the revised 12-month follow-up period after the last patient has been enrolled, we project that top-line results from IMerge Phase 3 will be available in the first quarter of 2023. However, if full enrollment in IMerge Phase 3 completes after the fourth quarter of 2021, top-line results will not be available in the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3.

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

•

interruption of, or delays in receiving, supplies of imetelstat from our CMOs due to among other things, staffing shortages, production slowdowns or stoppages, shortages in raw materials or laboratory supplies because of ongoing efforts to address the pandemic, limitations in available capacity at contract manufacturing vendors or drug distribution service providers due to obligations to manufacture and distribute vaccines to address the spread of COVID-19, disruptions in supply chain and production systems and import/export complications;

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

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, we need to demonstrate that imetelstat is safe and effective in IMerge Phase 3, IMpact MF or potential additional clinical trials of imetelstat. We will need to complete significant additional research, manufacturing activities and clinical testing as well as other assessments before we can submit any application to the FDA or similar regulatory authorities in other countries for regulatory approval of imetelstat, including confirming compliance with EMA and FDA regulatory commitments.

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

Furthermore, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we expect the data from the primary analysis as of the earlier clinical cut-off date to be sufficiently mature to assess the safety and efficacy of imetelstat, including durability of transfusion independence, our decision to shorten the follow-up period after the last patient has been enrolled may result in clinical responses that could occur after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this data from the primary analysis could reduce the overall top-line efficacy results, including durability of transfusion independence, which could result in the trial’s failure, or could limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or regulatory authorities in other countries.

If imetelstat cannot be successfully developed in our current Phase 3 clinical trials, IMerge or IMpactMF, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more of our Phase 3 clinical trials of imetelstat, the results will not necessarily be predictive of imetelstat activity in new indications and for future pivotal trials that may be needed to support any application to the FDA or similar regulatory authorities for such new indications. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

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

•	requirement to develop a risk evaluation and mitigation strategy for the U.S. and a risk management plan for the EU, including post-marketing studies, as a potential condition to approval;
•	disagreement regarding the formulation, labeling and/or the specifications for imetelstat;
•	deficiencies in the manufacturing processes or facilities of our third-party contract manufacturers; or
•

changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval.

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the United Kingdom left the European Union, or the EU, on January 31, 2020, commonly referred to as Brexit, and its withdrawal from the EU was completed on December 31, 2020. Although the impact of the withdrawal of the United Kingdom from the EU will not be known for some time, it has resulted in uncertainty in relation to the regulatory process in the United Kingdom, and for Europe could potentially result in a delay in the review of regulatory submissions which could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the EU or the United Kingdom. Such regulatory changes in the United Kingdom or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the United States or other countries.

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

The FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EMA granted orphan drug designation in December 2015 to imetelstat for the treatment of MF and in July 2020 for the treatment of MDS. The designation of imetelstat as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, imetelstat, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as imetelstat prior to imetelstat receiving any exclusive marketing approval.

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

In October 2017, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with transfusion-dependent low red blood cell counts, or anemia, due to lower risk MDS who are non-del(5q) and who are refractory or resistant to treatment with an ESA. In September 2019, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with relapsed/refractory MF.

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

Risks Related to Manufacturing Imetelstat

Failure by us to establish and/or maintain a manufacturing supply chain to appropriately and adequately supply imetelstat for future clinical and commercial uses would result in a further delay in or cessation of clinical trials and a further delay in our ability to obtain regulatory approvals of imetelstat, and our business and business prospects could be severely harmed, and we could cease operations.

Although we have purchased inventories of drug product, drug substance and raw materials that meet our specifications from our former collaboration partner under a supply agreement, some of this material will require further processing in order to be used in clinical trials, and/or may also require regulatory review and acceptance prior to use. In addition, while we have re-established our own manufacturing supply chain in order to further process such purchased materials as well as to be able to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses, the process of manufacturing imetelstat is complex and remains subject to several risks, including:

•	the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance, and to establish commercial supply agreements;
•	reliance on third-party CMOs and suppliers, whose efforts we do not control;
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

Our imetelstat manufacturing supply chain relies, and will continue to rely, solely upon third-party contractors to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party contractors to supply starting materials, drug substance and drug product. Failure by such third-party contractors to perform in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain imetelstat from third-party contractors on acceptable terms, or at all. We expect to rely on third-party contractors to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

•	being unable to contract with suitable third-party manufacturers, including for potential commercial supply of imetelstat, because the number of potential manufacturers is limited;
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

•

decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute imetelstat to meet commercial needs;

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

Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. We may not be able to enter into suitable commercial supply agreements, or to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Failure to achieve necessary cost reductions could result in decreased sales, if any, for us, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat, including IMerge Phase 3 and IMpactMF and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement assuming certain clinical milestones are met, will be sufficient to fund our current level of operations until the end of the first quarter of 2023. Taking into account the dynamic and evolving circumstances of the COVID-19 pandemic on our clinical trial activities, under current planning assumptions, we expect IMerge Phase 3 to be fully enrolled in the fourth quarter of 2021. Based on current planning assumptions, including the revised 12-month follow-up period after last patient has been enrolled, we project top-line results from IMerge Phase 3 to be available in the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•	the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down the second tranche or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future draw downs, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing other potential future clinical trials of imetelstat, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of June 30, 2021, our accumulated deficit was approximately $1.2 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our hTERT technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any significant revenues. We have no ongoing collaboration agreement related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues.

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

Our net operating loss carryforwards attributable to tax years beginning before January 1, 2018 could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50‑percentage‑point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted in, or other future changes could result in, an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities which could adversely impact our financial position. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.*

Under the Loan Agreement, draw downs are available in three tranches, or Tranches A, B and C, subject to certain terms and conditions, including, with respect to Tranche B and Tranche C, achievement of certain clinical, financial and regulatory milestones. Concurrently with the closing of the Loan Agreement, we borrowed $25.0 million of Tranche A. In June 2021, we drew down the remaining $10.0 million available under Tranche A. If we do not achieve the specified clinical, financial and regulatory milestones, we will not be eligible to draw funds under Tranche B and Tranche C of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat. For example, if we are unable or unwilling to draw down Tranche B of the Loan Agreement, whether due to our inability to meet the required clinical milestones in order to draw down Tranche B or otherwise, we will require additional capital to reach top-line results in IMerge Phase 3. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down Tranches B and C of the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down any of the other Tranches, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

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

The Loan Agreement, as amended in August 2021, also contains financial covenants requiring us to maintain a cash balance in an amount greater than or equal to $30.0 million, commencing June 1, 2022, which balance minimum is reduced to $20.0 million upon achievement of certain regulatory milestones. Under the amended Loan Agreement, if we enter into certain licensing transactions, this cash covenant requirement would increase to $35.0 million. The breach of any of these restrictive covenants or any other terms of the

Loan Agreement would accelerate our obligation to repay our indebtedness under the Loan Agreement, which could have a material adverse effect on our business, business prospects and financial position.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat and the risks and uncertainties regarding our future business viability, could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new management or development personnel, or to maintain our current management and personnel. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior development personnel in the future on acceptable terms, our ability to further develop imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted. As a result of our own policies, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. The expansion of our workforce may require us to establish business offices or entities in jurisdictions outside of the U.S., or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. We may not successfully manage our imetelstat commercialization and development efforts effectively, including our current and potential future imetelstat clinical trials. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

As a company, we have no sales, marketing or distribution capabilities or experience. To achieve commercial success for imetelstat, if approved, we must either develop, a sales and marketing organization, which would be expensive and time consuming, outsource these functions to other third parties, or use a hybrid model incorporating both of these approaches.

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

We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint was filed on May 13, 2021. Discovery has commenced, although the Court has not yet entered a case schedule or set a trial date.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. The court has not set a hearing date for the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss in the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on a motion by lead plaintiffs in the consolidated class action lawsuit to certify the putative class in the case; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021.

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

Loss or impairment of our intellectual property rights related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore further delay or preclude any future development or commercialization of imetelstat by us. Further, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Under the Hatch-Waxman Act, a patent may be eligible for future patent term extension of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain countries and territories outside the United States, such as in Japan and in Europe. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. If regulatory approval of imetelstat occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the United States, the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. Thus, for example, if we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, as approved by the regulatory authorities, our U.S. composition of matter patent will expire in 2025. If we do not receive marketing approval and submit a request for patent term extension for our European composition of matter patents for imetelstat before our patents expire in 2024, our European composition of matter patents will expire in 2024. Similarly, if we do not receive marketing approval in certain non-European countries before our composition of matter patents expire in 2024, our composition of matter patents in such countries will expire in 2024. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

Also, there are regulations for the listing of patents in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. If we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If imetelstat is approved and an appropriate patent covering imetelstat is not listed in the Orange Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of imetelstat. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the United Kingdom from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain supplementary protection certificates of imetelstat based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unity Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is uncertain that implementation of the EU Patent Package will occur. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis, although the time permitted for this opt-out is not yet known. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could validate the patent nationally, and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside the United States. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, many countries outside the United States have compulsory licensing laws under which a patent owner must grant licenses to third parties. Proceedings to enforce our patent rights, even if obtained, in jurisdictions outside the United States could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. While we intend to protect our intellectual property rights in major markets for imetelstat, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market imetelstat. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own and potentially develop in the future.

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

Inventions discovered under research, material transfer or other collaboration agreements may become jointly owned by us and the other party to such agreements in some cases, and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we are not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with our past or future collaborators, may impair our ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business, and might cause us to cease operations.

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

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation and Inrebic (fedratinib) by Celgene. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat include pacritinib, a JAK inhibitor, by CTI Biopharma; momelotinib, a JAK inhibitor, by Sierra Oncology; pelabresib, a BET inhibitor, by Constellation Pharmaceuticals, Inc.; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte Corporation. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, a TGF-beta inhibitor, by Acceleron, in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc.; LCL 161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; ING-41, a selective GSK-3b inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (Selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, a tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; and APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma.

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

We cannot be sure that coverage and reimbursement will be available for imetelstat, if approved for commercial sale, and, if reimbursement is available, what the level of reimbursement will be. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities in other countries. Coverage and reimbursement may impact the demand for, or the price of imetelstat, if marketing approval is obtained. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize imetelstat, even if marketing approval is obtained, which would negatively impact our business and business prospects.

The adoption of health policy changes and healthcare reform in the United States may adversely affect our business and financial results.*

In the United States and some jurisdictions outside the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and healthcare for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Biden Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

The United States and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated

“Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future worldwide sales of imetelstat, if approved. For a discussion of additional health reform activity, see Item 1 “Business—Government Regulation—Reimbursement and Healthcare Reform” in the Form 10-K.

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

If we fail to comply with federal, state and international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.*

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Education and Clinical Health Act; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in the Form 10-K.

Additionally, efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the General Data Protection Regulation (GDPR) (EU) 2016/679, or the GDPR, which became effective on May 25, 2018, imposes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In June 2021, the European Commission adopted new standard contractual clauses establishing data protection safeguards for cross-border personal data transfers under the GDPR, and we will likely be required to put in place additional contractual provisions and technology systems to comply with the GDPR under the new standard contractual clauses. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, which could divert management’s attention and increase our cost of doing business. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, or CCPA, that became effective on January 1, 2020, which has been characterized as the first “GDPR-like” privacy statute enacted in the United States because it mirrors a number of the key provisions in the GDPR, and we cannot determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidances or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our employees, independent contractors, principal investigators, clinical trial sites, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, clinical trial sites, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the FDA’s or other regulatory authorities’ regulations, including those laws requiring the reporting of true, complete and accurate information; manufacturing standards; healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

Historically, our stock price has been extremely volatile. Between April 1, 2011 and June 30, 2021, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between April 1, 2020 and June 30, 2021, the price has ranged between a high of $2.40 per share and a low of $0.95 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and two of our officers have been named as defendants in two putative class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, the District Court for the District of Delaware and the California Superior Court for the County of San Mateo, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3 and IMpactMF and/or could preclude or delay potential future clinical trials, or could preclude or delay commercialization efforts.

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

The sale of a substantial number of shares may adversely affect the market price of our common stock.*

As of June 30, 2021, we had 675,000,000 shares of common stock authorized for issuance and 320,599,195 shares of common stock outstanding. In addition, we had reserved 134,340,048 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of June 30, 2021.

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

In addition, our information technology systems, as well as those of our collaborators, service providers and contractors, are potentially vulnerable to security breaches, whether by employees, contractors, consultants, malware, phishing attacks, or other cyber-attacks, that may expose confidential information, intellectual property, proprietary business information or personal information to unauthorized persons. If a security breach affects our systems or those of third parties upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personal information by our collaborators, service providers, contractors or us, our reputation could be materially damaged, and we could be subject to significant fines, increased costs or loss of revenue. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or other relevant stakeholders pursuant to various federal. state and foreign data protection, privacy and security laws, regulations and guidelines, our privacy notices, as well as contracts, if applicable. These may include state data breach notification laws and the GDPR. Accordingly, a data security breach or privacy violation that leads to unauthorized access to, acquisition, disclosure or modification of personal information (including health information), that prevents access to personal information or materially compromises the privacy, security, availability, integrity or confidentiality of the personal information, could result in processing penalties, fines, increased costs or loss of revenue as a result of:

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

In the United States, California enacted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA, in part, requires covered businesses to provide new disclosures to California residents and provide such residents new ways to opt-out of certain disclosures of personal information. In addition, the CCPA provides a private right action for data breaches, which is expected to increase data breach litigation. While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is anticipated that the California Privacy Rights Act of 2020, or the CPRA, will expand the CCPA on January 1, 2023 when the CPRA becomes operative. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Virginia and Colorado have enacted privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area (EEA), United Kingdom (U.K.) and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. For example, we became originally Privacy Shield certified by the U.S. Department of Commerce’s International Trade Administration in April 2019. However, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield on July 16, 2020 and similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner declared the Swiss-U.S. Privacy Shield inadequate to protect the transferred personal data. Nonetheless, the U.S. Department of Commerce continues to administer the Privacy Shield program to maintain the Privacy Shield Frameworks and we continue to be bound by the Privacy Shield obligations. In June 2021, the European Commission adopted a new set of Standard Contractual Clauses with respect to the transfer of EEA personal data to other jurisdictions that the European Commission has not determined to have an adequate level of protection for personal information (such as the United States), and may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border personal data transfers, and result in material increased compliance and operational costs if we elect to rely upon the new Standard Contractual Clauses for cross-border personal information transfers out of the EEA. We have and may rely upon clinical trial participants’ explicit consent to transfer their personal information from Europe to the United States and other countries. In certain cases, in the past, we have relied on the EU-U.S. Privacy Shield. We have and may rely upon the Standard Contractual Clauses as a mechanism for cross-border personal information transfers out of the EEA. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance mechanism, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States or other countries may also limit our ability conduct clinical trial activities in Europe; collaborate with other entities subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the U.K.’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the U.K. have created uncertainty regarding data protection regulation in the U.K. Following December 31, 2020, and the expiry of transitional arrangements between the U.K. and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal information in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and EEA. Furthermore, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains uncertain, including with respect to regulation of personal information transfers between EU member states and the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene if the U.K. deviates from the level of data protection in place at the time it issued the adequacy decision. If the European Commission withdraws or does not renew the adequacy decision, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers.

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

Compliance with applicable privacy and data security laws and regulations as well as contractual obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with such data protection obligations. If we fail to comply with any data protection obligations, we may face significant fines, penalties and litigation that could adversely affect our business, financial condition and results of operations.

General Risk FACTORs

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act significantly revised the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may adversely affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation with adverse effect on us. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of earnings from other countries, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.

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

In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25.0 million to $30.0 million, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30.0 million to $35.0 million. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants.

The foregoing descriptions of the terms of the amendment to the Loan Agreement is qualified in its entirety by reference to the Amendment to the Loan Agreement, which is being filed as Exhibit 10.1 hereto, and incorporated by reference herein.

ITEM 6.EXHIBITS

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
3.1	Restated Certificate of Incorporation	3.1	8-K	May 18, 2012	000-20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.3	8-K	May 18, 2012	000-20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
10.1+^	Amendment to Loan and Security Agreement, dated August 12, 2021, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank
10.2	2018 Equity Incentive Plan, as amended*	10.1	8-K	May 13, 2021	000-20859
10.3+	2018 Inducement Award Plan, as amended May 11, 2021*
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 16, 2021
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 16, 2021
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2021 **
101

The following materials from the Registrant’s June 30, 2021 Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (v) Notes to Condensed Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

+	Filed herewith.
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

GERON CORPORATION

Date: August 16, 2021	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)