Form 10-Q
period 2021-09-30
GERON CORP
filed 2021-11-09
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 4, 2021:
Common Stock, $0.001 par value	321,949,041 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GERON CORPORATION

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$29,036	$9,925
Restricted cash	363	363
Marketable securities	147,084	186,350
Interest and other receivables	610	722
Prepaid and other current assets	2,262	2,497
Total current assets	179,355	199,857
Noncurrent marketable securities	39,362	63,387
Property and equipment, net	608	658
Operating leases, right-of-use assets	4,892	5,295
Deposits and other assets	4,880	1,531
	$229,097	$270,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,714	$6,919
Accrued compensation and benefits	6,615	8,218
Operating lease liabilities	895	878
Accrued liabilities	26,246	14,925
Total current liabilities	38,470	30,940
Noncurrent operating lease liabilities	4,405	4,799
Noncurrent debt	34,669	24,042
Commitments and contingencies
Stockholders' equity:
Common stock	321	310
Additional paid-in capital	1,390,940	1,366,188
Accumulated deficit	(1,239,724)	(1,155,629)
Accumulated other comprehensive gain	16	78
Total stockholders' equity	151,553	210,947
	$229,097	$270,728

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Revenues:
License fees and royalties	$109	$108	$353	$203

Operating expenses:
Research and development	18,527	13,613	61,577	35,260
General and administrative	7,256	6,510	21,793	18,590
Total operating expenses	25,783	20,123	83,370	53,850
Loss from operations	(25,674)	(20,015)	(83,017)	(53,647)
Interest income	112	322	421	1,551
Interest expense	(1,058)	(6)	(2,605)	(6)
Change in fair value of equity investment	—	(118)	—	109
Other income and (expense), net	(77)	166	1,106	163
Net loss	$(26,697)	$(19,651)	$(84,095)	$(51,830)

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.26)	$(0.20)

Shares used in computing basic and diluted net loss per share	328,934,491	318,799,174	326,552,763	255,560,779

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Net loss	$(26,697)	$(19,651)	$(84,095)	$(51,830)
Net unrealized gain (loss) on marketable securities, net of taxes	13	(19)	(62)	38
Comprehensive loss	$(26,684)	$(19,670)	$(84,157)	$(51,792)

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuance of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity-based awards to employees and directors	—	—	1,794	—	—	1,794
Balance at March 31, 2021	318,545,008	318	1,384,262	(1,183,453)	35	201,162
Net loss	—	—	—	(29,574)	—	(29,574)
Other comprehensive loss	—	—	—	—	(32)	(32)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	1,897,472	2	2,465	—	—	2,467
Issuance of common stock under equity plans	151,618	1	186	—	—	187
Stock-based compensation for equity-based awards to employees and directors	—	—	1,973	—	—	1,973
Balance at June 30, 2021	320,599,195	321	1,388,909	(1,213,027)	3	176,206
Net loss	—	—	—	(26,697)	—	(26,697)
Other comprehensive income	—	—	—	—	13	13
Stock-based compensation related to issuance of common stock and options in exchange for services	5,246	—	23	—	—	23
Stock-based compensation for equity-based awards to employees and directors	—	—	2,008	—	—	2,008
Balance at September 30, 2021	320,604,441	$321	$1,390,940	$(1,239,724)	$16	$151,553

GERON CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	$135,155
Net loss	—	—	—	(16,355)	—	(16,355)
Other comprehensive loss	—	—	—	—	(256)	(256)
Issuance of common stock in connection with at market offering, net of issuance costs of $76	530,228	—	686	—	—	686
Stock-based compensation related to issuance of common stock and options in exchange for services	6,039	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	1,568	—	—	1,568
Balance at March 31, 2020	200,350,848	200	1,217,105	(1,096,367)	(124)	120,814
Net loss	—	—	—	(15,824)	—	(15,824)
Other comprehensive income	—	—	—	—	313	313
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $68	2,966,388	3	3,386	—	—	3,389
Issuance of common stock under equity plans	72,500	—	82	—	—	82
Stock-based compensation related to issuance of common stock and options in exchange for services	3,297	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	1,707	—	—	1,707
Balance at June 30, 2020	310,442,408	310	1,362,373	(1,112,191)	189	250,681
Net loss	—	—	—	(19,651)	—	(19,651)
Other comprehensive loss	—	—	—	—	(19)	(19)
Issuance of common stock in connection with exercise of warrants	12,500	—	16	—	—	16
Issuance of common stock under equity plans	12,036	—	15	—	—	15
Stock-based compensation related to issuance of common stock and options in exchange for services	4,130	—	22	—	—	22
Stock-based compensation for equity-based awards to employees and directors	—	—	1,768	—	—	1,768
Balance at September 30, 2020	310,471,074	$310	$1,364,194	$(1,131,842)	$170	$232,832

See accompanying notes.

GERON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,095)	$(51,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	109
Accretion and amortization on investments, net	1,137	387
Amortization of debt issuance costs/debt discounts	627	—
Gain on sale of marketable securities	—	(19)
Gain on sales of equity investment	(1,233)	(148)
Change in fair value of equity investment, including foreign currency translation	—	(187)
Stock-based compensation for services by non-employees	71	54
Stock-based compensation for employees and directors	5,775	5,043
Amortization of right-of-use assets	403	647
Changes in assets and liabilities:
Current and noncurrent assets	(3,363)	(2,563)
Amount due to Janssen Biotech, Inc.	—	(14,269)
Current and noncurrent liabilities	7,136	8,738
Net cash used in operating activities	(73,388)	(54,038)

Cash flows from investing activities:
Purchases of property and equipment	(104)	(390)
Purchases of marketable securities	(116,482)	(220,066)
Proceeds from sale of marketable securities	—	7,681
Proceeds from maturities of marketable securities	178,574	128,952
Proceeds from sales of equity investment	1,594	339
Net cash provided by (used in) investing activities	63,582	(83,484)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	204	97
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	—	140,184
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	16,234	4,075
Proceeds from exercise of warrants	2,479	16
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	10,000	24,555
Net cash provided by financing activities	28,917	168,927
Net increase in cash, cash equivalents and restricted cash	19,111	31,405
Cash, cash equivalents and restricted cash at the beginning of the period	10,288	13,914
Cash, cash equivalents and restricted cash at the end of the period	$29,399	$45,319

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for each of the three years ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K. The accompanying condensed balance sheet as of December 31, 2020 has been derived from audited financial statements at that date.

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

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2021 and 2020, the diluted net loss per share calculation excludes potential dilutive securities of 105,466,722 and 101,926,391, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include U.S. Treasury securities, municipal securities, government sponsored enterprise securities, commercial paper and corporate notes.

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2021 and 2020. See Note 2 on Fair Value Measurements.

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

As of September 30, 2021, no active license agreements remain. The license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides, terminated effective April 2021.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2021 and 2020, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$924	$623	$2,655	$1,703
General and administrative	1,084	1,145	3,120	3,340
Stock-based compensation expense included in operating expenses	$2,008	$1,768	$5,775	$5,043

As stock-based compensation expense recognized in our condensed statements of operations for the three and nine months ended September 30, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed statements of operations for the three and nine months ended September 30, 2021 and 2020, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee options is generally four years from the date of the option grant. Performance-based options vest upon the achievement of specified strategic milestones. The fair value of service-based options granted during the nine months ended September 30, 2021 and 2020 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility range	0.777 to 0.783	0.781 to 0.793
Risk-free interest rate range	0.51% to 0.94%	0.31% to 1.62%
Expected term	5.5 yrs	5.25 yrs

Employee Stock Purchase Plan

The fair value of employees’ purchase rights during the nine months ended September 30, 2021 and 2020 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Dividend yield	0%	0%
Expected volatility range	0.507 to 0.707	0.478 to 0.818
Risk-free interest rate range	0.09% to 0.16%	0.16% to 1.57%
Expected term range	6 mos to 12 mos	6 mos to 12 mos

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$19,805	$—	$—	$19,805
Commercial paper	5,000	—	—	5,000
	$24,805	$—	$—	$24,805

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$14,056	$3	$—	$14,059
U.S. Treasury securities (due in one to two years)	7,099	2	—	7,101
Municipal securities (due in one to two years)	3,000	—	(1)	2,999
Government-sponsored enterprise securities (due in less than one year)	11,250	2	—	11,252
Government-sponsored enterprise securities (due in one to two years)	5,000	—	(3)	4,997
Commercial paper (due in less than one year)	72,440	10	(10)	72,440
Corporate notes (due in less than one year)	49,309	32	(8)	49,333
Corporate notes (due in one to two years)	24,276	5	(16)	24,265
	$186,430	$54	$(38)	$186,446

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,356	$—	$—	$4,356

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363

Marketable securities:
U.S. Treasury securities (due in less than one year)	$5,608	$2	$—	$5,610
U.S. Treasury securities (due in one to two years)	5,093	2	—	5,095
Government-sponsored enterprise securities (due in less than one year)	5,249	3	—	5,252
Government-sponsored enterprise securities (due in one to two years)	23,499	7	(1)	23,505
Commercial paper (due in less than one year)	112,388	29	(8)	112,409
Corporate notes (due in less than one year)	63,051	35	(7)	63,079
Corporate notes (due in one to two years)	34,771	33	(17)	34,787
	$249,659	$111	$(33)	$249,737

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2021 and December 31, 2020 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2021:
Municipal securities (due in one to two years)	$2,999	$(1)	$—	$—	$2,999	(1)
Government-sponsored enterprise securities (due in one to two years)	4,997	(3)	—	—	4,997	(3)
Commercial paper (due in less than one year)	31,965	(10)	—	—	31,965	(10)
Corporate notes (due in less than one year)	17,252	(8)	—	—	17,252	(8)
Corporate notes (due in one to two years)	15,232	(16)	—	—	15,232	(16)
	$72,445	$(38)	$—	$—	$72,445	$(38)

As of December 31, 2020:
Government-sponsored enterprise securities (due in one to two years)	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial paper (due in less than one year)	22,956	(8)	—	—	22,956	(8)
Corporate notes (due in less than one year)	12,573	(7)	—	—	12,573	(7)
Corporate notes (due in one to two years)	16,322	(17)	—	—	16,322	(17)
	$56,850	$(33)	$—	$—	$56,850	$(33)

The gross unrealized losses related to municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2021 and December 31, 2020 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our marketable securities as of September 30, 2021 and December 31, 2020 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. Commercial paper, U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, corporate notes and equity investments are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2021:
Money market funds(1)	$19,805	$—	$—	$19,805
U.S. Treasury securities(2)(3)	—	21,160	—	21,160
Municipal securities(3)	—	2,999	—	2,999
Government-sponsored enterprise securities(2)(3)	—	16,249	—	16,249
Commercial paper(1)(2)	—	77,440	—	77,440
Corporate notes(2)(3)	—	73,598	—	73,598
Total	$19,805	$191,446	$—	$211,251
As of December 31, 2020:
Money market funds(1)	$4,356	$—	$—	$4,356
U.S. Treasury securities(2)(3)	—	10,705	—	10,705
Government-sponsored enterprise securities(2)(3)	—	28,757	—	28,757
Commercial paper(2)	—	112,409	—	112,409
Corporate notes(2)(3)	—	97,866	—	97,866
Equity investment(4)	—	361	—	361
Total	$4,356	$250,098	$—	$254,454

(1)	Included in cash and cash equivalents on our condensed balance sheets.
(2)	Included in current portion of marketable securities on our condensed balance sheets.
(3)	Included in noncurrent portion of marketable securities on our condensed balance sheets.
(4)	Included in deposits and other assets on our condensed balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

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

3. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District

Court for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark, our Phase 2 clinical trial designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in relapsed/refractory myelofibrosis, during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on October 21, 2021, we filed our opposition to lead plaintiffs’ motion for class certification. Lead plaintiffs’ motion for class certification is currently scheduled to be heard on February 24, 2022. Discovery has commenced. Trial is scheduled to begin on October 31, 2022.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The court has not set a hearing date for the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on lead plaintiffs’ motion for class certification in the consolidated class action lawsuit; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022, when the court will hold a case management conference.

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

Risks Related to COVID-19

As of the date of this filing, uncertainty continues to exist concerning the ultimate duration and severity of the COVID-19 pandemic. At this time, the number of COVID-19 cases are increasing in certain regions due to the spread of COVID-19 variants, leading to the re-implementation of mask restrictions, social distancing and other restrictions. In addition, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued

unpredictability and uncertainty about the pace at which clinical trial operations may normalize, especially given the diversion of healthcare resources to care for COVID-19 patients.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in patient enrollment in IMpactMF and potentially in our planned exploratory Phase 1 clinical trial in frontline MF and planned ISTs in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program.

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

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the United States and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

4. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Loan Agreement, up to $75,000,000, which can be drawn in three tranches. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25,000,000 to $30,000,000, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30,000,000 to $35,000,000. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants. We are in compliance with the covenants under the Loan Agreement as of September 30, 2021.

Under the amended terms of the Loan Agreement, loan principal can be drawn as follows: (i) Tranche A loan of up to $35,000,000 of which $25,000,000 was funded on the Closing Date and the remaining $10,000,000 was drawn on June 15, 2021, (ii) Tranche B loan of up to $15,000,000 which is available to be drawn from January 1, 2021 to December 15, 2021, and (iii) Tranche C loan of up to $25,000,000 available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB.

As of September 30, 2021, the net carrying value of the loan amounts under Tranche A was $34,669,000, which includes the principal amount of $35,000,000 for Tranche A, less net unamortized discounts and debt issuance costs of $836,000 plus accrued end of term charge of $505,000. The carrying value of the debt approximates the fair value as of September 30, 2021. Debt discounts and debt issuance costs are being amortized to interest expense over the life of loan amounts under Tranche A using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement, as amended, as of September 30, 2021 (in thousands):

Remainder of 2021	$796
2022	5,858
2023	19,187
2024	18,338
Total	44,179
Less: amount representing interest	(6,887)
Less: unamortized debt discount and issuance costs	(836)
Less: unaccrued end of term charge	(1,787)
Less: current portion of debt	—
Noncurrent portion of debt	$34,669

5. STOCKHOLDERS’ EQUITY

At Market Issuance Sales Agreement

On September 4, 2020, we entered the At Market Issuance Sales Agreement with B. Riley Securities, Inc., or the 2020 Sales Agreement, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities, Inc., or B. Riley Securities, as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16,234,000, after deducting sales commissions and other offering expenses payable by us. No sales were made during the three months ended June 30, 2021 or September 30, 2021. Approximately $83,000,000 of our common stock remained available for issuance under the 2020 Sales Agreement as of September 30, 2021. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

6. SUBSEQUENT EVENT

In October and November 2021, we sold an aggregate of 2,611,173 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $4,132,000 after deducting sales commissions and estimated offering expenses payable by us. For further discussion of the 2020 Sales Agreement, see Note 5 on Stockholders’ Equity.

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

Business Overview

Geron is a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for myeloid hematologic malignancies. Geron’s vision is to be recognized as a leader in the treatment of blood cancers, or hematologic malignancies. Geron is committed to improving and extending the lives of patients by changing the course of these diseases by targeting telomerase. We are currently focused on the development and potential commercialization of imetelstat, a first in class telomerase inhibitor, and are conducting two ongoing Phase 3 clinical trials that are designed to enable registration:  (i) IMerge Phase 3 in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, and (ii) IMpactMF in Intermediate-2 or High-risk myelofibrosis, or refractory MF.

In October 2021, we completed enrollment for IMerge Phase 3. Based on current planning assumptions, we expect top-line results from this trial to be available at the beginning of January 2023. Assuming the results of IMerge Phase 3 support regulatory submissions, we plan to submit a New Drug Application, or NDA, in the United States in the first half of 2023, and a marketing authorization application, or MAA, in Europe in the second half of 2023, for imetelstat in lower risk MDS. Under a either priority or standard review for the NDA and, upon potential approval by the United States Food and Drug Administration, or the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the United States could occur in the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and that commercial launch of imetelstat in lower risk MDS in Europe could occur in the second half of 2024.

If imetelstat is approved for marketing by regulatory authorities, we plan to commercialize imetelstat independently in the United States and may seek potential commercialization partners for territories outside of the United States.

In October 2021, we gained access to the Innovative Licensing and Access Pathway, or ILAP, through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS. The ILAP is a new program sponsored by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, or the U.K., post-Brexit. The objective of this new licensing and access pathway is to reduce the time to market and enable earlier patient access for innovative medicines. The Innovation Passport is the first prescribed entry point in the ILAP process. Key benefits of being within ILAP include a 150-day accelerated assessment and rolling review of an MAA, as well as opportunities for frequent interactions with the review staff at the MHRA and its partner agencies to discuss imetelstat’s development, regulatory and reimbursement plans.

In addition to the ongoing Phase 3 clinical trials in lower risk MDS and refractory MF, we have been planning new clinical trials of imetelstat in other myeloid hematologic malignancies. We are planning to conduct a Phase 1 clinical trial to identify an effective and safe dosing regimen for imetelstat in combination with ruxolitinib in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, patients. In addition, in collaboration with key opinion leaders with expertise in acute myeloid leukemia, or AML, we plan to support one or more investigator-sponsored clinical trials, or ISTs, in AML and Intermediate-2 or High-risk MDS, or higher risk MDS, to evaluate imetelstat as a single agent and in combination with venetoclax or hypomethylating agents, or HMAs. Further descriptions of the planned trials are provided below.

We have also initiated research to potentially expand the use of imetelstat beyond myeloid hematologic malignancies. We have engaged MD Anderson Cancer Center to conduct preclinical research experiments to evaluate imetelstat in lymphoid hematologic malignancies. We expect preliminary results from these experiments in 2022.

In addition, we are exploring the potential utility of various compounds as potential next generation oral telomerase inhibitors. If we identify a lead compound with sufficient telomerase inhibitory activity, we expect to conduct preclinical experiments on that compound to provide a basis to move forward with clinical testing.

As of September 30, 2021, we had approximately $215.8 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement will be sufficient to fund our current level of operations, including the exploratory Phase 1 clinical trials in frontline MF and AML and the research discussed above, until the end of the first quarter of 2023. If top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF.

Impact of COVID-19 on Our Business

As of the date of this filing, uncertainty continues to exist concerning the ultimate duration and severity of the COVID-19 pandemic. At this time, COVID-19 cases are increasing due to the spread of COVID-19 variants, leading to the re-implementation of mask restrictions, social distancing and other restrictions in many regions. In addition, the variable and gradual process of vaccine distribution in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize, especially given the diversion of healthcare resources to care for COVID-19 patients.

Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic. Even though we recently completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned. For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in myelofibrosis, or MF, and other oncology indications. To address these challenges, we have expanded the number of countries and sites where we plan to conduct IMpactMF. We continue to monitor each clinical site through our CROs as well as to conduct direct outreach to investigators and study staff. In addition, we plan to implement the same enrollment-boosting activities for IMpactMF that we employed for IMerge Phase 3, including engaging clinical science liaisons and utilizing social media. Given the challenges caused by the COVID-19 pandemic, under current planning assumptions, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient visits to clinical sites and laboratories, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in patient enrollment in IMpactMF and potentially in our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program.

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

The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our clinical trials, our operations and our business, all of which are highly reliant on the continued worldwide progress toward managing this health crisis. All plans and timing expectations will be delayed or interrupted if COVID-19 pandemic conditions worsen, creating further limitations on our clinical trial and other development activities.

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

IMerge Phase 3 is a double-blind, 2:1 randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, is designed to support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS who are relapsed or refractory to an ESA, have not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and are non-del(5q). IMerge Phase 3 is being conducted at over 100 medical centers globally, including North America, Europe, Middle East and Asia. Further information on IMerge Phase 3, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

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

Current Status of IMerge Phase 3

IMerge Phase 3 opened for patient screening and enrollment in August 2019, and the first patient was dosed in October 2019. We completed patient enrollment in October 2021. We shortened the follow-up period after the last patient was enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the data to be used for the primary analysis of safety and efficacy of imetelstat, including durability of transfusion independence. Based on current planning assumptions, we project top-line results from IMerge Phase 3 will be available at the beginning of January 2023. Our ability to conduct and complete IMerge Phase 3, including reporting top-line results, depends on whether we can maintain the relevant clearances from regulatory authorities and other institutions to conduct and complete the trial, and our ability to raise additional capital to reach top-line results in the trial if such results are delayed or are not available until after the end of the first quarter of 2023 or if we are unable or unwilling to draw down the second tranche of the Loan Agreement.

Recently Reported Data from IMerge Phase 2

In November 2021, we reported new analyses of data from IMerge Phase 2 in an abstract for the upcoming American Society of Hematology, or ASH, Annual Meeting to be held in December 2021. The abstract described a significant correlation between achieving an optimal pharmacodynamic, or PD, effect in patients treated with imetelstat and durable RBC-TI and an improved four-year overall survival rate. Additionally, patients who achieved an optimal PD effect with imetelstat treatment did not have higher rates of cytopenias or liver enzyme elevations compared to patients without an optimal PD effect.

The abstract has been accepted for poster presentation at the upcoming ASH Annual Meeting. Full text of the abstract is available on the ASH website.

Second Indication in Phase 3 Development: Intermediate-2 or High-Risk Myelofibrosis

IMpactMF: Ongoing Phase 3 Clinical Trial in Refractory MF

Trial Design

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

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020. As of November 1, 2021, we have 81 sites open for patient enrollment. The first patient was dosed in April 2021. Given the uncertain and unpredictable impact of the COVID-19 pandemic on our clinical trial activities, including the constraints on clinical site personnel resources due to other competing trials in MF at the sites where IMpactMF is planned to be conducted, under current planning assumptions, we expect IMpactMF to be fully enrolled in 2024. In addition, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may support the registration of imetelstat in refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

The timing and achievement of either or both of the planned analyses depend on numerous factors, including delays or interruptions related to the effects of the COVID-19 pandemic. In addition, our ability to enroll, conduct and complete IMpactMF depends on whether we can obtain and maintain the relevant clearances from regulatory authorities and other institutions to enroll, conduct and complete the trial, and our ability to raise additional capital in order to complete the trial.

Planned Exploratory Clinical Trials in Additional Indications

IMproveMF: Phase 1 Clinical Trial in Frontline Myelofibrosis

IMproveMF is designed as a two-part Phase 1 clinical trial evaluating imetelstat in combination with ruxolitinib in patients with Intermediate-1, Intermediate-2 or High-risk myelofibrosis, or frontline MF. The trial is designed to use a Bayesian Optimal Interval, or BOIN, design to test various doses of imetelstat in an escalating dose sequence with a defined number of patients per dosing arm. Escalation to the next higher dosing arm will only occur if the prior dose is tolerable to the patients. The primary objective of the first part of IMproveMF is to identify a dosing regimen that is safe. Up to 20 patients are expected to be enrolled into the first part of IMproveMF, or IMproveMF Part 1.

Upon identification of a tolerable dosing regimen for the combination treatment of imetelstat and ruxolitinib, the second part of IMproveMF, or IMproveMF Part 2, is planned to evaluate the efficacy and confirm the safety of that dosing regimen. Under IMproveMF Part 2, the primary endpoints are safety and symptom response rate, defined as the proportion of patients who achieve a

>50% reduction in Total Symptom Score at 24 weeks. Secondary endpoints include change in fibrosis; spleen response rate, defined as the proportion of patients who achieve a >35% reduction in spleen volume from baseline as assessed by imaging; and the number of patients achieving complete remission, partial remission or clinical improvement, as defined by the International Working Group for Myeloproliferative Neoplasms Research and Treatment criteria. Up to 20 patients are expected to be enrolled into the IMproveMF Part 2.

We plan to conduct IMproveMF at three clinical sites in the United States. We are planning to open the first clinical site for enrollment in the first half of 2022.

Investigator-Sponsored Clinical Trials in Acute Myeloid Leukemia and Higher Risk Myelodysplastic Syndromes

We are planning to explore the potential utility of imetelstat in AML and higher risk MDS. At previous medical conferences, we have reported preclinical data in AML cell lines, mouse models and AML patient samples. Based on these preclinical data, we believe imetelstat has the potential to be used as a single agent and in combination with other drugs commonly used to treat AML and higher risk MDS.

To enable our internal resources to remain focused on our ongoing Phase 3 clinical trials, we plan to collaborate with key opinion leaders in the fields of AML and higher risk MDS to conduct potential ISTs in AML and higher risk MDS, either using imetelstat as a single agent or in combination with other drugs that are the standards of care. We expect these planned ISTs to begin in 2022.

Research Programs

Preclinical Lymphoid Hematologic Malignancy Program

Academic research data suggests that certain lymphoid hematologic malignancies have higher telomerase activity and shorter telomeres when compared to normal healthy cells. Thus, we believe a telomerase inhibition approach may find utility in this disease setting.

Based on this scientific hypothesis, we have initiated a preclinical research project with MD Anderson Cancer Center to determine the potential application of imetelstat in lymphoid hematologic malignancies. We expect preliminary results from this research in 2022.

Next Generation Telomerase Inhibitor Discovery Program

We have initiated a discovery program to identify a lead compound as a potential next generation telomerase inhibitor. If such a compound is identified, we plan to conduct preclinical experiments which may serve as a basis for potential future clinical testing. Discovery research is an uncertain and unpredictable process. As such, the timing and nature of any results from this discovery effort are difficult to forecast. If we select a lead compound from this discovery program, we expect to provide an update on our efforts at that time.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of September 30, 2021, we had approximately $215.8 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities and a long-term debt principal balance of $35.0 million.

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

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2021, we had an accumulated deficit of approximately $1.2 billion.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in Form 10-K.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to the COVID-19 pandemic; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $28,000 for the nine months ended September 30, 2021, compared to $50,000 and $55,000 for the three and nine months ended September 30, 2020, respectively, related to our various license agreements. The decrease in license fee revenues for the three and nine months ended September 30, 2021, compared to the same periods in 2020 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology. We recognized royalty revenues of $109,000 and $325,000 for the three and nine months ended September 30, 2021, respectively, compared to $58,000 and $148,000, for the same periods in 2020. Royalty revenues in 2021 and 2020 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

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

Research and Development Expenses

During the three and nine months ended September 30, 2021 and 2020, our imetelstat program and our discovery program related to a potential next generation telomerase inhibitor were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2021 and 2020, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for Geron employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Direct external expenses	$12,014	$9,190	$42,883	$22,680
Personnel-related expenses	5,208	3,677	15,476	10,393
All other expenses	1,305	746	3,218	2,187
Total research and development expenses	$18,527	$13,613	$61,577	$35,260

The increase in research and development expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 clinical trials, IMerge and IMpactMF, as well as increased costs for producing validation batches at contract manufacturers to enable future production of imetelstat for clinical and potential commercial purposes. In addition, personnel-related expenses have increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 as a result of additional development and manufacturing headcount being hired. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF and the planned Phase 1 exploratory trial in frontline MF and planned investigator-sponsored trials in AML and higher risk MDS. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $7.3 million and $21.8 million for the three and nine months ended September 30, 2021, respectively, compared to $6.5 million and $18.6 million for the same periods in 2020. The increase in general and administrative expenses for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflects new costs in connection with pre-commercial activities, including modernizing the internal infrastructure to support a potential commercial launch, and higher legal costs. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercialization preparatory activities continue.

Interest Income

Interest income was $112,000 and $421,000 for the three and nine months ended September 30, 2021, respectively, compared to $322,000 and $1.6 million for the same periods in 2020. The decrease in interest income for the three and nine months ended September 30, 2021 compared to the same periods in 2020 reflects lower yields on our marketable securities portfolio due to declining interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $1.1 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, compared to $6,000 for the same periods in 2020. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge.

Change in Fair Value of Equity Investment

We remeasured the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes was included on our condensed statements of operations. In the first quarter of 2021, we sold our entire equity investment, resulting in a net realized gain which has been recognized in other income and expense (see below). For the three months ended September 30, 2020, there was a decrease in fair value of $118,000 and for the nine months ended September 30, 2020, there was an increase in fair value of $109,000, resulting from observable price changes in our equity investment.

Other Income and (Expense), Net

Net other expense was $77,000 and net other income was $1.1 million for the three and nine months ended September 30, 2021, respectively, compared to net other income of $166,000 and $163,000 for the same periods in 2020. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. See Note 2 on Fair Value Measurements – Equity Investment for additional information about the sale of our equity investment. Also included in other income and expense are bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $215.8 million, compared to $260.0 million at December 31, 2020. The net decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities during the nine months ended September 30, 2021 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $16.2 million from sales of our common stock under the 2020 Sales Agreement, as described below, and proceeds from an additional draw down of debt. In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement. See Note 4 on Debt for additional information on the Loan Agreement.

We have an investment policy to invest our cash in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, U.S. Treasury securities, municipal securities, government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.

On September 4, 2020, we entered into the 2020 Sales Agreement pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the three months ended March 31, 2021, we sold an aggregate of 7,948,505 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $16.2 million, after deducting sales commissions and other offering expenses payable by us. No sales were made during the three months ended June 30, 2021 and September 30, 2021. Approximately $83.0 million of our common stock remained available for issuance under the 2020 Sales Agreement as of September 30, 2021. In October and November 2021, we sold an aggregate of 2,611,173 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $4.1 million after deducting sales commissions and estimated offering expenses payable by us. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement, will be sufficient to fund our current level of operations, including the exploratory Phase 1 clinical trials in frontline MF and AML, the preclinical studies in lymphoid malignancies and the discovery research program related to next generation telomerase inhibitors, until the end of the first quarter of 2023. In October 2021, we completed patient enrollment in IMerge Phase 3. Based on current planning assumptions, we project top-line results from IMerge Phase 3 to be available at the beginning of January 2023. We shortened the follow-up period after the last patient was enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the data to be used for the primary analysis of safety and efficacy of imetelstat, including durability of transfusion independence. If top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients in IMpactMF or any potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries, and the associated costs;
•	the costs and timing necessary to build a sales force in the United States to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat, if any;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
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

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future draw downs, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities. Net cash used in operations for the nine months ended September 30, 2021 and 2020 was $73.4 million and $54.0 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2021, compared to the same period in 2020, primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, manufacturing validation batches of imetelstat and increases in development and manufacturing headcount.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2021 was $63.6 million and net cash used in investing activities for the nine months ended September 30, 2020 was $83.5 million. The increase in net cash provided by investing activities in 2021 compared to 2020 primarily reflects a higher rate of maturities than purchases of marketable securities in 2021.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was $28.9 million and $168.9 million, respectively. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement and the $10.0 million draw down under Tranche A of the Loan Agreement. Financing activities in 2020 primarily reflect the receipt of $140.2 million in net proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020, and the receipt of net cash proceeds from sales of our common stock under the At Market Issuance Sales Agreement with B. Riley FBR, Inc. executed in May 2018. See Note 4 on Debt for additional information on the Loan Agreement. See Note 5 on Stockholders’ Equity for additional information about the 2020 Sales Agreement.

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

Risks Related to COVID-19

•

The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, including causing delays in clinical site initiations and patient screening and enrollment in IMpactMF, and may cause delays in potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS; delaying and disrupting regulatory activities and our manufacturing and supply chain and having other adverse effects on our business and operations.

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

•	Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat

•	Our failure to obtain regulatory approval for imetelstat in the United States, which would have a material adverse effect on our business that would likely cause us to cease operations.
•	If we are not successful in commercializing imetelstat, we will not be able to achieve our projections for future revenue, if any.
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

Risks Related to Information Technology Systems, Data Security and Data Privacy

•

We are subject to government regulations and contractual obligations related to privacy and information security. Our actual or perceived failure to comply with such obligations could subject us to fines and penalties, preclude us from using data obtained from our clinical trials, delay or impair our ability to obtain regulatory approval of our product candidate, or otherwise harm our business. Additionally, cyber-attacks or information security breaches that compromise our data or those of our partners or vendors could expose us to liability, affect our reputation and otherwise harm our business.

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
•

develop clinical plans for, and successfully commence, conduct and complete potential future clinical trials of imetelstat, such as our planned Phase 1 exploratory trial in frontline MF and one or more investigator-sponsored trials, or ISTs, that we plan to support in AML and higher risk MDS;

•

generate sufficient safety and efficacy data from ongoing and potential future clinical trials of imetelstat that provide a positive benefit-risk profile to support the continued and future development of imetelstat;

•	report top-line results from IMerge Phase 3 at the beginning of January 2023;

•

achieve adequate efficacy in IMerge Phase 3 to obtain regulatory approval, (i) in light of our decision to shorten the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis, which may result in the exclusion of clinical responses that could occur after the earlier clinical cut-off date for the primary analysis, (ii) inability to conduct the primary analysis for IMerge Phase 3, including due to further difficulties in retaining patients in the treatment or follow-up phases of the trial or (iii) for any other reasons;

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

IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations. *

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3 and IMpactMF. Potential future clinical trials of imetelstat include the exploratory Phase 1 trial of imetelstat in frontline MF that we plan to conduct, and one or more ISTs in AML and higher risk MDS that we plan to support. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution is gradually progressing in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned due to the COVID-19 pandemic. For IMpactMF, site personnel resources remain constrained in the countries where we plan to conduct the trial, due to the negative impact of COVID-19 and number of competing trials in MF and other oncology indications. Under current planning assumptions for IMpactMF, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. However, because the analyses for IMpactMF are event-driven, the results may be available at different times than currently expected. In addition, the conduct and completion of IMerge Phase 3 and IMpactMF, and commencement and conduct of any potential future clinical trials of imetelstat, including the exploratory Phase 1 trial of imetelstat in frontline MF that we plan to conduct, and the ISTs in AML and higher risk MDS that we plan to support, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays related to:

•	successfully retaining patients in, and conducting and completing, IMerge Phase 3, including completing the primary analysis for IMerge Phase 3;
•

overcoming enrollment and operational challenges related to opening new clinical sites and conducting and completing IMpactMF due to the effects of the COVID-19 pandemic, while also competing with clinical trials for other investigational drugs in the same patient population;

•

obtaining and/or maintaining regulatory clearances in the United States or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing IMerge Phase 3 and IMpactMF, or commencing potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS;

•

maintaining the INDs and equivalent submissions in other countries for imetelstat without such INDs and/or equivalent submissions in other countries being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;

•

contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including standard contractual clauses necessary for privacy law compliance in certain countries, as well as identifying, recruiting and training suitable clinical investigators, especially given the constraints caused by the COVID-19 pandemic and other competing clinical trials;

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

•

obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments, modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing IMerge Phase 3 and IMpactMF, or commencing potential future clinical trials of imetelstat; and

•

obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for IMerge Phase 3 and IMpactMF, or as a result of changes in regulatory requirements and policies, which could, for example, prevent us from conducting or completing IMerge Phase 3 or IMpactMF, and commencing potential future clinical trials of imetelstat.

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

Failures or delays with respect to any of the aforementioned events could adversely affect our ability to conduct or complete IMerge Phase 3 and IMpactMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed, and we might cease operations.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in retaining patients in IMerge Phase 3 and screening, enrolling and retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. If we experience further difficulties in retaining patients in the treatment or follow-up phase of IMerge Phase 2 and IMerge Phase 3, whether as a result of the effects of the COVID-19 pandemic or for any other reasons, our ability to continue to assess longer-term durability of RBC-TI responses would be adversely affected. The enrollment and retention of patients in IMerge Phase 3 and IMpactMF, depend on many factors, such as:

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
•

clinicians’ and patients’ perceptions of the potential advantages of imetelstat, both in relation to other available therapies, including new drugs that have been approved or may be approved for the indications being investigated, and as a result of data reported from previous or current clinical trials of imetelstat, and their willingness to participate in clinical trials of imetelstat;

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

In addition, IMpactMF, as well as potential future clinical trials of imetelstat such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, will compete with other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and such trials may also be conducted at the same clinical sites. This competition is reducing the number of clinical sites and hospital staff available to participate in IMpactMF, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in IMpactMF or our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, based on efficacy and safety results reported to date and that may be reported in the future.

Delays caused by the effects of the COVID-19 pandemic or other factors in patient enrollment, or the inability to retain or treat patients, have resulted in and may in the future result in further increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat which could delay or prevent the commencement, conduct or completion of these trials and adversely affect the clinical development and potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as IMerge Phase 3, IMpactMF or our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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

If patients in any clinical trials of imetelstat, including IMerge Phase 2, IMerge Phase 3, IMpactMF or any potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials, which might cause us to cease operations. In any event, if such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar regulatory authorities in other countries to result in an unacceptable benefit-risk profile, then:

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

The design of a clinical trial can determine whether its results will support regulatory approval of a product, and flaws in the trial design may not become apparent until the clinical trial is well advanced or during the approval process after the trial is completed.*

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results of clinical trials with smaller sample sizes less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat would achieve a statistically significant effect in any future clinical trials.

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

In IMerge Phase 2, the initial data review for the 25-patient expansion cohort that was conducted by our former collaboration partner in the second quarter of 2018, referred to as a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate of 42% in June 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate reported for the combined cohorts in IMerge Phase 2 will improve further with longer follow-up, or at all, or that the eight-week RBC-TI rate of patients enrolled in IMerge Phase 3 will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in IMerge Phase 2. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMerge Phase 2 and IMbark, and if this were to occur with IMerge Phase 3 or IMpactMF, this would adversely affect future development prospects of imetelstat and may cause us to cease operations.

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

Because of the significant scientific, regulatory and commercial challenges that must be overcome to successfully research, develop and commercialize imetelstat, the development of imetelstat in myeloid hematologic malignancies, including MDS and MF, may be further delayed or abandoned, even after significant resources have been expended on it. Examples of such situations include:

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

Further delay, suspension or abandonment of the development of imetelstat in myeloid hematologic malignancies, including resulting from our inability to successfully enroll, conduct and complete IMerge Phase 3 and IMpactMF, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

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

Although we rely on third parties to conduct any imetelstat clinical trials, including IMerge Phase 3 and IMpactMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar regulatory authorities in other countries require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar regulatory authorities in other countries, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

We also are required to register imetelstat clinical trials that we sponsor and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the execution of clinical trials and the subsequent compilation and analysis of the data produced, including top-line results from IMerge Phase 3, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the quality or accuracy of the clinical data obtained, compiled or analyzed by third parties is compromised due to their failure to adhere to our clinical trial protocols, GCP or GMP requirements, or for any other reason, we may need to enter into new arrangements with alternative third parties, which would cause delay, and could be difficult, costly or impossible. If third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, our clinical trials may be extended, delayed or terminated, or may be unsuccessful or need to be repeated, which could have a material adverse effect on our business and might cause us to cease operations.

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

In addition, certain principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected conduct of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of any applications for approval by the FDA and may ultimately lead to the denial of approval of imetelstat.

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of clinical sites involved with IMerge Phase 3 and planned clinical sites for IMpactMF.*

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed limited voluntary access to our offices in California and New Jersey to employees who have been vaccinated, but almost all of our employees continue to work remotely. While almost all of our employees continue to work remotely without any significant disruption to our business, the effects of our policies regarding remote working may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

Due to the effects of the COVID-19 pandemic, we have had and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to:

•	open trial sites for screening and enrollment;
•	screen, enroll and assess patients;
•	retain enrolled patients in the clinical trial;
•	ensure patient visits to clinical sites and laboratories;
•	conduct monitoring visits;
•	manufacture and/or supply study drug or other supplies;
•	report trial results; or
•	interact with regulators or other important agencies due to limitations in employee resources or otherwise.

Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution is progressing gradually in many countries, the emergence of COVID-19 variants and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment due to the COVID-19 pandemic, which have impacted our trial operations. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned.

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

If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience further disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in IMpactMF and potential delays in our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

•	new, continued or heightened difficulties in opening clinical trial sites for patient screening and enrollment and recruiting clinical site investigators and clinical site staff;
•

continued or heightened delays or difficulties caused by missed patient visits to clinical sites and laboratories, and uncertainty how the FDA will view deviations from clinical protocols caused by the effects of the COVID-19 pandemic;

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

These and other factors arising from the effects of the COVID-19 pandemic could further adversely impact our ability to conduct and complete IMerge Phase 3, and to enroll, conduct and complete IMpactMF and any potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

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

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF, and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. If top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

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

Furthermore, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we expect the data from the primary analysis as of the earlier clinical cut-off date to be sufficiently mature to assess the safety and efficacy of imetelstat, including durability of transfusion independence, our decision to shorten the follow-up period after the last patient has been enrolled may result in clinical responses that could occur after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this data from the primary analysis could reduce the overall top-line efficacy results, including durability of transfusion independence, which could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or regulatory authorities in other countries.

If imetelstat cannot be successfully developed in our current Phase 3 clinical trials, IMerge or IMpactMF, our business and business prospects would be severely and adversely affected, and we might cease operations. Even if we do successfully complete one or more of our Phase 3 clinical trials of imetelstat, the results will not necessarily be predictive of imetelstat activity in new indications and for future pivotal trials that may be needed to support any application to the FDA or similar regulatory authorities in other countries for such new indications. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

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

•	requirement to develop a risk evaluation and mitigation strategy for the United States and a risk management plan for the EU, including post-marketing studies, as a potential condition to approval;
•	disagreement regarding the formulation, labeling and/or the specifications for imetelstat;
•	deficiencies in the manufacturing processes or facilities of our third-party contract manufacturers; or

•

changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval.

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the United Kingdom left the EU, on January 31, 2020, commonly referred to as Brexit, and its withdrawal from the EU was completed on December 31, 2020. Although the impact of the withdrawal of the United Kingdom from the EU will not be known for some time, it has resulted in uncertainty in relation to the regulatory process in the United Kingdom, and for Europe could potentially result in a delay in the review of regulatory submissions which could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the EU or the United Kingdom. Such regulatory changes in the United Kingdom or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the United States or other countries.

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

We have no prior experience as a company in those functional areas that would be required for the successful commercialization of our sole product candidate, imetelstat.

We do not have experience as a company with activities that would be required for the commercialization of imetelstat, should we receive regulatory approval to do so. Developing an internal sales, marketing and distribution capability is an expensive and time-consuming process, and will require additional management expertise. We may not be able to negotiate and enter into third-party marketing and distribution agreements on terms that are economically attractive, or at all. Even if we do enter into such agreements, third-party marketers and distributors may not successfully market or distribute our sole product candidate, imetelstat.

Our inability to successfully establish commercialization capabilities for imetelstat if we receive regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

We may lose orphan drug exclusivity if the FDA or EMA determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of imetelstat to meet the needs of patients with MF or MDS. Failure to maintain orphan designation status in the EU at the time of submitting the MAA, or failure to complete the agreed pediatric plan, would lead to the loss of the additional two-year exclusivity period.

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

The Innovation Passport designation from the United Kingdom regulatory authorities does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process. *

In October 2021, we gained access to the Innovative Licensing and Access Pathway, or ILAP, through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS. The ILAP is a new program sponsored by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, post-Brexit. The objective of this new licensing and access pathway is to reduce the time to market and enable earlier patient access for innovative medicines. The Innovation Passport is the first prescribed entry point in the ILAP process. Key benefits of being within ILAP include a potential 150-day accelerated assessment and rolling review of a Marketing Authorization Application, or MAA, as well as opportunities for frequent interactions with the review staff at the MHRA and its partner agencies to discuss imetelstat’s development, regulatory and reimbursement plans.

Although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, it does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any imetelstat MAA will be approved or that any approval will be granted within any particular timeframe. Despite receiving Innovation Passport designation, we may decide to delay or forego the commercialization of imetelstat in the U.K.

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

Although we have purchased inventories of drug product, drug substance and raw materials that meet our specifications from our former collaboration partner under a supply agreement, some of this material may require regulatory review and acceptance prior to use. In addition, while we have re-established our own manufacturing supply chain in order to further process such purchased materials as well as to be able to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses, the process of manufacturing imetelstat is complex and remains subject to several risks, including:

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

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for IMerge Phase 3, IMpactMF, and/or potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, and potential future commercial uses, which would delay or result in a cessation of IMerge Phase 3, IMpactMF, or potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct or complete current or potential future clinical trials of imetelstat or to commercialize imetelstat in the future.

Our imetelstat manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. We may not be able to obtain imetelstat from third-party manufacturers on acceptable terms, or at all. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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

•	capacity limitations and scheduling constraints experienced by third-party manufacturers due to scheduling and other commitments, and queued manufacturing activities in contracted facilities;
•

potential shortages of available manufacturing capacity or consumable manufacturing supplies at third-party manufacturers, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19; for example, we have experienced manufacturing schedule delays at one of our contract manufacturers due to government mandated manufacturing for high priority COVID-19 vaccines in connection with Operation Warp Speed, and we anticipate that such delays, or potential shortages of consumable manufacturing supplies, will continue throughout 2021;

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials, such as IMerge Phase 3, IMpactMF or commencement of potential future clinical trials, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

In addition, third-party manufacturers and/or any other manufacturers may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 clinical trials and commercial production of imetelstat. These third-party manufacturers may not be willing or able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. Changing manufacturers may be prolonged and difficult due to inherent technical complexities and because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms, or at all.

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. Under current planning assumptions, we believe that our existing capital resources, together with future interest income and the $15.0 million second tranche draw down available to us under the Loan Agreement assuming certain clinical milestones are met, will be sufficient to fund our current level of operations, including the exploratory Phase 1 clinical trials in frontline MF and AML, the preclinical studies in lymphoid malignancies and the discovery research program related to next generation telomerase inhibitors, until the end of the first quarter of 2023. Based on current planning assumptions, we project top-line results from IMerge Phase 3 to be available at the beginning of January 2023. If top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the United States, if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF or any potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the United States and other countries, and the associated costs;
•	the costs and timing necessary to build a sales force in the United States to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat, if any;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;

•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
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

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are delayed or are not available until after the end of the first quarter of 2023 or we are unable or unwilling to draw down the second tranche of the Loan Agreement, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future draw downs, if available, under our Loan Agreement, will be sufficient to fund our operating plans. In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of September 30, 2021, our accumulated deficit was approximately $1.2 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We also expect to experience increased negative cash flow for the foreseeable future as we fund our operations and imetelstat clinical development activities advance and research programs continue. This will result in decreases in our working capital, total assets and stockholders’ equity. Further, we may be unable to replenish our working capital by future financings. We will need to generate significant revenues to achieve consistent future profitability. We may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.*

Under the Loan Agreement, draw downs are available in three tranches, or Tranches A, B and C, subject to certain terms and conditions, including, with respect to Tranche C, approval by an investment committee comprised of Hercules and SVB. Concurrently with the closing of the Loan Agreement, we borrowed $25.0 million of Tranche A. In June 2021, we drew down the remaining $10.0 million available under Tranche A. If the investment committee does not approve, we will not be eligible to draw funds under Tranche C of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down Tranches B and C of the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat and the risks and uncertainties regarding our future business viability, could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new management or development personnel due to shortages in qualified applicants, or to maintain our current management and personnel due to the increased number of opportunities in the biotechnology sector. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior personnel in the future on acceptable terms, our ability to further develop and potentially commercialize imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted. As a result of our own policies, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. In September 2021, we established a subsidiary in the U.K., and our business needs and the expansion of our workforce may require us to establish additional business offices or entities in jurisdictions outside of the U.S., or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the operation and maintenance of such entities, and the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to effectively operate and maintain such entities, or be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. We may not successfully manage our imetelstat commercialization and development efforts effectively, including our current and potential future imetelstat clinical trials. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

Notwithstanding our research and discovery efforts, we expect imetelstat to remain our sole product candidate for the foreseeable future. If we are unable to successfully develop or commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

Other than imetelstat, we do not currently have any other product candidates. While we recently initiated a discovery program to identify a lead compound as a potential next generation oral telomerase inhibitor, our discovery efforts are at an early stage and may not be successful. In this regard, internal discovery efforts to identify new product candidates require substantial technical, financial and human resources, and the outcome of those efforts are uncertain and unpredictable. In addition, these internal discovery efforts may initially show promise in identifying a potential product candidate, yet fail to yield a product candidate for clinical development for a number of reasons, including where the research methodology used may not be successful in identifying a potential product candidate, or where a potential product candidate may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that that is unlikely to be an effective product. Likewise, our research efforts to evaluate imetelstat in lymphoid hematologic malignancies may not be successful. In any event, notwithstanding our research and discovery efforts, we remain and expect to continue remain wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations. Similarly, if we are unable to develop new product candidates or to develop imetelstat in lymphoid hematologic malignancies through our internal research and discovery efforts, our business and business prospects would be harmed.

If we seek to establish potential future collaborative arrangements for imetelstat, we may be unable to establish such collaborative arrangements on acceptable terms, or at all, and may have to delay, alter or abandon our imetelstat development and commercialization plans.

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the United States. We may seek another collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the United States, and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by the effects of the COVID-19 pandemic on our clinical trial activities and the resulting delays in reporting any results from IMerge Phase 3 and IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

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

In order to advance the imetelstat program, including through IMerge Phase 3 and IMpactMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, as well as undertaking potential commercialization activities for imetelstat in the United States, we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the United States, we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to advance the imetelstat program, including through IMerge Phase 3 and IMpactMF or potential future clinical trials of imetelstat, nor will we be able to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the United States.

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

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims or claims related to clinical trial conduct, including if the use of imetelstat is alleged to have injured patients, such as injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited clinical trial liability insurance, and we may not be able to maintain this type of insurance for any of our current or potential future clinical trials of imetelstat. In addition, this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of clinical trials generally and the high cost of insurance for our business activities. We may be unable to obtain or maintain clinical trial insurance in all of the jurisdictions where we conduct current or potential future clinical trials. In addition, business liability, product liability and cybersecurity insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, cybersecurity or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities would have a material adverse effect on our business, and could cause us to cease our development of imetelstat.

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

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the complaint was filed on May 13, 2021. On September 30,

2021, lead plaintiffs filed their motion for class certification, and on October 21, 2021, the defendants filed their opposition to lead plaintiffs’ motion for class certification. Lead plaintiffs’ motion for class certification is currently scheduled to be heard on February 24, 2022. Discovery has commenced. Trial is scheduled to begin on October 31, 2022.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former board members. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The court has not set a hearing date for the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on lead plaintiffs’ motion for class certification in the consolidated class action lawsuit; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022, when the court will hold a case management conference.

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

While we have method-of-use patents that protect the use of imetelstat for the treatment of certain diseases, this type of patent does not prevent a generic competitor from making and marketing a product that is identical to imetelstat for an indication that is outside the scope of our approved use after our composition of matter patents or their patent term extensions have expired. Moreover, even if competitors do not actively promote their product for our approved indications, physicians may prescribe or use these generic products “off-label,” which would result in decreased sales for us.

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

Under the Hatch-Waxman Act, a patent may be eligible for future patent term extension of up to five years under certain circumstances. Depending upon the timing, duration and specifics of any potential marketing approval of imetelstat, one or more of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. Similar extensions are also available in certain countries and territories outside the United States, such as in Japan and in Europe as supplementary protection certificates, or SPCs. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. If regulatory approval of imetelstat occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the United States, the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. Thus, for example, if we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, as approved by the regulatory authorities, our U.S. composition of matter patent will expire in 2025. If we do not receive marketing approval and submit a request for an SPC before our patents expire in countries of the European Economic Area, or EEA, where we have imetelstat composition of matter patents, our imetelstat composition of matter patents will expire in September 2024. In all other countries outside the U.S., except Japan which provides for interim extensions, where we have imetelstat composition of matter patents, either: (a) extension of patent term is not available, and the patents will expire in September 2024, or (b) we may not have market authorization in those countries in sufficient time to file an extension of patent term before our composition of matter patents expire in September 2024. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the United Kingdom from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is uncertain that implementation of the EU Patent Package will occur. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis, although the time permitted for this opt-out is not yet known. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could validate the patent nationally, and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Filing, prosecuting, maintaining, defending and enforcing patents for imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights inside or outside the United States under any future license agreements. In addition, the laws of some countries outside the United States do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with imetelstat and our technologies and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to imetelstat, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with imetelstat treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Imetelstat will compete, if approved, with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc.; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron, in collaboration with Celgene. Acceleron has entered into a definitive agreement to be acquired by Merck, with the transaction reportedly expected to close in the fourth quarter 2021.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor being developed by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor being developed by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor being developed by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor being developed by Keros Therapeutics, Inc., or Keros Therapeutics; TP 0184, an inhibitor of ALK2 or ACRV1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; and ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma.

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

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat include pacritinib, a JAK inhibitor, by CTI Biopharma; momelotinib, a JAK inhibitor, by Sierra Oncology, Inc., or Sierra Oncology; or momelotinib plus AZD5153, a BET inhibitor in-licensed by Sierra Oncology from AstraZeneca in August 2021; pelabresib, a BET inhibitor, by Constellation Pharmaceuticals, Inc. (acquired by MorphoSys in June 2021); navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte Corporation. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, a TGF-beta inhibitor, by Acceleron (reportedly expected to be acquired by Merck), in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc. (acquired by Roche in February 2020); LCL 161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; ING-41, a selective GSK-3b inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (Selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, a tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; and APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; KER-050, an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-β receptor in combination with ruxolitinib, by Keros Therapeutics.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We anticipate increased competition in the future as new companies explore treatments for myeloid hematologic malignancies, which may significantly impact the commercial viability of imetelstat. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to imetelstat. These companies and institutions compete with us in recruiting and retaining qualified development and management personnel as well as in acquiring technologies complementary to the imetelstat program.

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

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any pharmacoeconomic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. Third-party payors may decide that any potential improvement that imetelstat may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the costs of treatment with imetelstat. If the healthcare community does not accept imetelstat for any of the foregoing reasons, or for any other reasons, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects, and might cause us to cease operations.

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

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

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

Historically, our stock price has been extremely volatile. Between October 1, 2011 and September 30, 2021, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between October 1, 2020 and September 30, 2021, the price has ranged between a high of $2.36 per share and a low of $1.20 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
•

not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the United States, including, if we do not obtain regulatory clearance to commence, modify, conduct or continue clinical trials of imetelstat in MF, MDS or any additional myeloid hematologic malignancies in a timely manner or at all;

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

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and two of our officers have been named as defendants in two putative class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, the District Court for the District of Delaware and the California Superior Court for the County of San Mateo, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3 and IMpactMF and/or could preclude or delay potential future clinical trials, such as our planned exploratory Phase 1 trial in frontline MF and planned ISTs in AML and higher risk MDS, or could preclude or delay commercialization efforts.

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

The sale of a substantial number of shares may adversely affect the market price of our common stock.*

As of September 30, 2021, we had 675,000,000 shares of common stock authorized for issuance and 320,604,441 shares of common stock outstanding. In addition, we had reserved 133,796,909 shares of our common stock for future issuance pursuant to our option and equity incentive plans and outstanding warrants as of September 30, 2021.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2020 Sales Agreement with B. Riley Securities, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on stockholders’ investment.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors, and will be at the discretion of our board of directors. In addition, the terms of our Loan Agreement prevent us from paying dividends and any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

In addition, our information technology systems, as well as those of our collaborators, service providers and contractors, are potentially vulnerable to security breaches, whether by employees, contractors, consultants, malware, phishing attacks, or other cyber-attacks, that may expose confidential information, intellectual property, proprietary business information or personal information to unauthorized persons. If a security breach affects our systems or those of third parties upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personal information by our collaborators, service providers, contractors or us, our reputation could be materially damaged, and we could be subject to significant fines, increased costs or loss of revenue. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals, collaborators or other relevant stakeholders pursuant to various federal, state and foreign data protection, privacy and security laws, regulations and guidelines, our privacy notices, as well as contracts, if applicable. These may include state data breach notification laws and the GDPR. Accordingly, a data security breach or privacy violation that leads to unauthorized access to, acquisition, disclosure or modification of personal information (including health information), that prevents access to personal information or materially compromises the privacy, security, availability, integrity or confidentiality of the personal information, could result in processing penalties, fines, increased costs or loss of revenue as a result of:

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

Changes in and failures to comply with United States federal and state as well as foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.*

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidances, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about study subjects and healthcare providers in connection with clinical trials in the United States and abroad. These laws, regulations and guidances may change, are subject to differing interpretations and may be inconsistent among jurisdictions or conflict. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and guidances is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings (including investigations) against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

Efforts to ensure that our current and future business arrangements will comply with applicable healthcare, privacy and data security laws and regulations will involve substantial costs. For example, the General Data Protection Regulation (GDPR) (EU) 2016/679, or the GDPR, which became effective on May 25, 2018, imposes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In June 2021, the European Commission adopted new standard contractual clauses establishing data protection safeguards for cross-border personal data transfers under the GDPR, and we will likely be required to put in place additional contractual provisions with our third-party vendors and clinical sites, and may also need to implement technology systems to comply with the GDPR under the new standard contractual clauses. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, which could divert management’s attention and increase our cost of doing business.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions. In the United States, California enacted the CCPA, which became effective in January 2020 and has been characterized as the first “GDPR-like” privacy statute enacted in the United States because it mirrors a number of the key provisions in the GDPR, and we cannot determine the impact such laws, regulations and standards will have on our business. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA, in part, requires covered businesses to provide new disclosures to California residents and provide such residents new ways to opt-out of certain disclosures of personal information. In addition, the CCPA provides a private right action for data breaches, which is expected to increase data breach litigation. While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is anticipated that the California Privacy Rights Act of 2020, or the CPRA, will expand the CCPA on January 1, 2023 when the CPRA becomes operative. These laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Virginia and Colorado have enacted privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area (EEA), United Kingdom (U.K.) and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. For example, we became originally Privacy Shield certified by the U.S. Department of Commerce’s International Trade Administration in April 2019. However, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield on July 16, 2020 and similarly, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner declared the Swiss-U.S. Privacy Shield inadequate to protect the transferred personal data. Nonetheless, the U.S. Department of Commerce continues to administer the Privacy Shield program to maintain the Privacy Shield Frameworks and we continue to be bound by the Privacy Shield obligations. In June 2021, the European Commission adopted a new set of standard contractual clauses with respect to the transfer of EEA personal data to other jurisdictions that the European Commission has not determined to have an adequate level of protection for personal information (such as the United States), and may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border personal data transfers, and result in material increased compliance and operational costs if we elect to rely upon the new standard contractual clauses for cross-border personal information transfers out of the EEA. We have and may rely upon clinical trial participants’ explicit consent to transfer their personal information from Europe to the United States and other countries. In certain cases, in the past, we have relied on the EU-U.S. Privacy Shield. We have and may rely upon the standard contractual clauses as a mechanism for cross-border personal information transfers out of the EEA. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance mechanism, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring individuals’ personal information from Europe. Inability to import personal information from Europe to the United States or other countries may also limit our ability conduct clinical trial activities in Europe; collaborate with other entities subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the U.K.’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the U.K. have created uncertainty regarding data protection regulation in the U.K. Following December 31, 2020, and the expiry of transitional arrangements between the U.K. and EU, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal information in substantially unvaried form under the so-called ‘U.K. GDPR’ (i.e., the GDPR as it continues to form part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and EEA. Furthermore, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains uncertain, including with respect to regulation of personal information transfers between EU member states and the U.K. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene if the U.K. deviates from the level of data protection in place at the time it issued the adequacy decision. If the European Commission withdraws or does not renew the adequacy decision, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.

10.1^	Amendment to Loan and Security Agreement, dated August 12, 2021, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.1	10-Q	August 18, 2021	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 9, 2021
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 9, 2021
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2021 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2021 **
101

The following materials from the Registrant’s September 30, 2021 Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (v) Notes to Condensed Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

+	Filed herewith.
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

GERON CORPORATION

Date: November 9, 2021	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)