Form 10-K
period 2021-12-31
GERON CORP
filed 2022-03-10
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant was approximately $376,700,000 based upon the closing price of the registrant’s common stock on June 30, 2021 on the Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2022, there were 323,731,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10‑K Parts

Portions of the Registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2021.

III

In this report, unless otherwise indicated or the context otherwise requires, “Geron,” “the registrant,” “we,” “us,” and “our” refer to Geron Corporation, a Delaware corporation.

Forward‑Looking Statements

This annual report on Form 10‑K, including “Business” in Part I, Item 1 of this annual report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report on Form 10-K, contains forward‑looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward‑looking statements. All statements other than statements of historical fact are statements that could be deemed forward‑looking statements. In some cases, forward‑looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. The risks and uncertainties referred to above include, without limitation, risks related to uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances, the future development of imetelstat, including any future efficacy or safety results that may cause the benefit‑risk profile of imetelstat to become unacceptable, our need for additional capital to support the development and commercialization of imetelstat and to otherwise grow our business, establishing and maintaining imetelstat manufacture and supply, enforcement of our patent and proprietary rights, managing our business growth, litigation risks, the effects of the COVID-19 pandemic or geopolitical events, potential competition and other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission reports including, but not limited to, the factors described in “Risk Factors,” in Part I, Item 1A of this annual report on Form 10‑K. Geron assumes no obligation for and except as required by law, disclaims any obligation to update these forward‑looking statements to reflect future information, events or circumstances.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. The summary below is qualified in its entirety by that more complete discussion of such risks and uncertainties. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K as part of your evaluation of an investment in our common stock.

Risks Related to the Development of Imetelstat

•	We are wholly dependent on the success of our sole product candidate, imetelstat, a telomerase inhibitor, for the treatment of hematologic malignancies.
•

Any suspension of or delays in IMerge Phase 3, our Phase 3 clinical trial in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, or IMpactMF, our Phase 3 clinical trial in Intermediate-2 or High-risk myelofibrosis, or refractory MF, including as a result of civil unrest or military conflicts around the world, specifically the conflict in Ukraine and Russia, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

Risks Related to COVID-19

•

The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, causing delays in our current Phase 3 clinical trials, IMerge Phase 3 and IMpactMF, and may delay IMproveMF, our planned Phase 1 combination clinical trial in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, and our planned investigator-led clinical trials in acute myeloid leukemia, or AML, and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS. Additionally, the COVID-19 pandemic may delay and disrupt regulatory activities and our manufacturing and supply chain and have other adverse effects on our business and operations.

Risks Related to Our Financial Position and Indebtedness and Need For Additional Financing

•

We will need to obtain substantial additional funding to complete our current Phase 3 clinical trials, IMerge Phase 3 and IMpactMF, and any commercialization of imetelstat, if approved. If we are unable to raise this capital when needed, we would be forced to delay, reduce or eliminate our research and development activities and other operations or commercialization efforts which would have a material adverse effect on our business that might cause us to cease operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish certain rights to imetelstat.

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

Risks Related to Manufacturing Imetelstat

•

We rely on third parties to manufacture and supply imetelstat and may be unable to ensure that we have adequate quantities of imetelstat for current and potential future clinical trials and potential commercial uses.

Risks Related to Information Technology Systems, Data Security and Data Privacy

•

We are subject to legal and contractual obligations related to privacy and information security. Our actual or perceived failure, or that of third parties upon which we rely, to comply with such obligations could harm our business.

•	Additionally, if our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences.
•	Changes in and failures to comply with privacy and data protection obligations may adversely affect our business, operations and financial performance.

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

Company Overview

Summary

Geron is a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, a first-in-class telomerase inhibitor. Geron’s vision is to become a leader in the treatment of blood cancers, or hematologic malignancies, and is committed to improving and extending the lives of patients by changing the course of these diseases by targeting telomerase. We believe data from our prior Phase 2 clinical trials provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which indicate potential disease-modifying activity. We believe this potential disease modification may differentiate imetelstat from other currently approved and investigational treatments in myeloid hematologic malignancies.

We are conducting two ongoing Phase 3 clinical trials that are designed to enable registration of imetelstat: (i) IMerge Phase 3 in lower risk MDS, and (ii) IMpactMF in refractory MF. In the first half of 2022, we plan to start IMproveMF, a Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline MF patients. In addition, in 2022, in collaboration with key opinion leaders with expertise in AML, we plan to support one or more investigator-led clinical trials in AML and higher risk MDS to evaluate imetelstat as a single agent and in combination with venetoclax or hypomethylating agents, or HMAs.

For IMerge Phase 3, we expect top-line results to be available in early January 2023, based on current planning assumptions. Assuming the results of IMerge Phase 3 support regulatory submissions, we plan to submit a New Drug Application, or NDA, in the U.S. in the first half of 2023, and a marketing authorization application, or MAA, in Europe in the second half of 2023, for imetelstat in lower risk MDS. Under either priority or standard review for the NDA and, upon potential approval by the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the U.S. could occur as early as the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and, if approved, that commercial launch of imetelstat in lower risk MDS in Europe could occur as early as the second half of 2024.

For IMpactMF, under current planning assumptions, we expect the trial to be fully enrolled in 2024. In addition, we expect the interim analysis for overall survival, or OS, for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

Imetelstat has been granted Fast Track designations by the FDA for the treatment of patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA, and for the treatment of patients with myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associated kinase, or JAK, inhibitor, also known as relapsed/refractory MF. In October 2021, we gained access to the Innovative Licensing and Access Pathway, or ILAP, in the United Kingdom, or U.K., through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS.

Stage-Gated Milestone-Driven Commercial Plans for Imetelstat

If imetelstat is approved for marketing by regulatory authorities, we plan to commercialize imetelstat ourselves in the U.S. and may seek commercialization partners for territories outside of the U.S. Given these plans, we have developed a potential commercial launch plan that is driven by the achievement of certain clinical milestones, such as achieving top-line results in lower risk MDS in early January 2023. In 2022, we plan to conduct preliminary commercial preparations, such as enhancing and/or establishing company processes and systems to support a potential commercial launch if imetelstat is approved in lower risk MDS, refining market research in lower risk MDS and refractory MF and hiring commercial leadership in pricing, market analytics and marketing. In addition, we plan to evaluate our strategy for potential commercialization of imetelstat in Europe.

Financial Resources

As of December 31, 2021, we had approximately $212.7 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Under current planning assumptions, we believe our existing capital resources will be sufficient to fund our current level of operations until the end of the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF.

Orphan Drug Designations and Market Exclusivity

Imetelstat has been granted orphan drug designations for both the treatment of myelodysplastic syndromes, or MDS, and MF in the U.S. and in Europe. In the U.S., under the Orphan Drug Act of 1983, orphan drug designation would convey market exclusivity in the designated indication for seven years after drug product approval. Thus, if we were to receive drug product approval in the U.S. for imetelstat in lower risk MDS in the first half of 2024, we anticipate that imetelstat will have orphan drug market exclusivity in the U.S. for such indication until the first half of 2031.

In Europe, under the European Union Orphan drug regulation (EC) No. 141/2000, orphan drug designation would convey 12 years of market exclusivity, assuming we maintain orphan drug designation and fulfill the agreed upon pediatric investigation plan under the European Union Orphan drug regulation (EC) No. 141/2000. Thus, if we were to receive drug product approval in Europe for imetelstat in lower risk MDS in the second half of 2024, we anticipate that imetelstat will have orphan drug market exclusivity in Europe for such indication until the second half of 2036.

Patents and Patent Term Extensions

We have issued U.S. and European patents that provide patent coverage into 2033 pertaining to the treatment of MF and MDS with imetelstat. We also hold issued patents covering imetelstat composition of matter.

In the U.S., our composition of matter patent coverage extends until December 2025, and our method of treatment patent rights for MDS and MF expire in March 2033. Under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (as amended), or the Hatch-Waxman Act, upon receipt of drug product approval, potential patent term extensions, if any, may be available to extend the patent term of either our composition of matter patent, or our method of treatment patent for MDS, in the U.S.

In Europe, our composition of matter patent coverage expires in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033 in member countries of the European Patent Convention. One of our patents in each member country of the European Patent Convention may be eligible for patent term extension under a Supplementary Protection Certificate, or SPC, permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, upon receipt of drug product approval, such as, for example, our method of treatment patent for MDS.

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

Hematologic malignancies, or blood cancers, are classified according to the precursor cell type. A myeloid hematologic malignancy is a cancer that occurs in the myeloid hematopoietic progenitor cells, such as the precursor cells of red blood cells, platelets and certain myeloid white blood cells, such as granulocytes. Myeloid neoplasms include myeloproliferative neoplasms, MDS and AML. Examples of myeloproliferative neoplasms include chronic myeloid leukemia, essential thrombocythemia, or ET, polycythemia vera and MF. These myeloid neoplasms are different from lymphocytic malignancies which typically occur in the lymphoid cell progenitor lineage, such as precursor cells of T lymphocytes and B lymphocytes. Examples of lymphoid malignancies include acute lymphoblastic leukemia, chronic lymphocytic leukemia, lymphomas and multiple myeloma.

Many myeloid hematologic malignancies, such as ET, MF and MDS, have been shown to arise from malignant stem and progenitor cells that express higher telomerase activity and have shorter telomeres when compared to normal healthy cells. In vitro studies have suggested that tumor cells with short telomeres may be especially sensitive to the anti‑proliferative effects of inhibiting telomerase.

Imetelstat: The First Telomerase Inhibitor to Advance to Clinical Development

Imetelstat, our proprietary telomerase inhibitor which was discovered and developed at Geron, was designed to inhibit telomerase in malignant cells with continuously upregulated telomerase.

Imetelstat is a lipid conjugated 13‑mer oligonucleotide that we designed to be complementary to and bind with high affinity to the RNA template of telomerase, thereby directly inhibiting telomerase activity. Imetelstat does not act as an antisense inhibitor of protein translation. The compound has a proprietary thio‑phosphoramidate backbone, which is designed to provide resistance to the effect of cellular nucleases, thus conferring improved stability in plasma and tissues, as well as improved binding affinity to its target. To improve the ability of imetelstat to penetrate cellular membranes, we conjugated the oligonucleotide to a lipid group. Imetelstat’s IC50, or half maximal inhibitory concentration, is 0.5 – 10 nM in cell free assays. Single‑dose kinetics in patients has shown dose‑dependent increases in exposure to imetelstat, with a plasma half‑life, which is the time it takes for the concentration or amount of imetelstat to be reduced by half, ranging from 4 – 5 hours. Data from animal studies and clinical trials have suggested that the residence time of imetelstat in bone marrow is long, with 0.19 – 0.51 µM observed at 41 – 45 hours after a 7.5 mg/kg dose in patients. Imetelstat also has been shown in non-clinical studies to exhibit relatively preferential inhibition of the clonal proliferation of malignant progenitor cells compared to normal progenitor cells. For these reasons, imetelstat has been studied as a potential treatment for malignant diseases.

We believe imetelstat is the first telomerase inhibitor to advance to clinical development. The Phase 1 trials that we completed evaluated the safety, tolerability, pharmacokinetics and pharmacodynamic effects of imetelstat. We established doses and dosing schedules that were tolerable and achieved target exposures in patients that were consistent with those required for efficacy in animal models. Following intravenous administration of imetelstat using tolerable dosing regimens, clinically relevant and significant inhibition of telomerase activity was observed in various types of tissue in which telomerase activity is measurable, including normal bone marrow hematopoietic cells, malignant plasma cells, hair follicle cells and peripheral blood mononuclear cells. Dose‑limiting toxicities included thrombocytopenia, or reduced platelet count, and neutropenia, or reduced neutrophil count.

Proof‑of‑Concept of Imetelstat’s Disease‑Modifying Potential

We believe that imetelstat may have the potential to suppress the proliferation of malignant stem and progenitor cells while transiently affecting normal cells. Early clinical data from a Phase 2 trial of imetelstat in patients with ET, or the ET Trial, and a pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study, suggest imetelstat inhibits the progenitor cells of the malignant clones believed to be responsible for the underlying diseases in a relatively select manner, indicating potential disease-modifying activity. These data were published in two separate articles in a September 2015 issue of The New England Journal of Medicine.

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

Lead Indication in Phase 3 Clinical Development: Lower Risk Myelodysplastic Syndromes (MDS)

Unmet Medical Need in Lower Risk MDS for Broad and Durable Transfusion Independence

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

MDS is the most common of the myeloid malignancies. There are approximately 60,000 people in the U.S. living with the disease and approximately 16,000 reported new cases of MDS in the U.S. every year. MDS is primarily a disease of the elderly, with median age at diagnosis around 70 years. The majority of patients, approximately 70%, fall into what are considered to be the lower risk groups at diagnosis, according to the International Prognostic Scoring System that assigns relative risk of progression to AML and overall survival by taking into account the presence of a number of disease factors, such as cytopenias and cytogenetics.

Chronic anemia is the predominant clinical problem in patients who have lower risk MDS. Typically, these patients are treated with ESAs, such as erythropoietin, or EPO. Although ESAs provide an improvement in anemia in approximately 50% of patients, the effect is transient with a median duration of response of approximately two years. Once ESAs fail for patients, HMAs and lenalidomide have been used to improve anemia, but with limited success, such as reported 8-week red blood cell transfusion independence, or RBC-TI, rates of 17% for azacitidine, an HMA, and 27% for lenalidomide. In April 2020, a new drug, Reblozyl (luspatercept) was approved for use in a subgroup of lower risk MDS patients – those with ringed sideroblasts. Such patients comprise approximately 15% to 30% of all lower risk MDS patients. The majority of patients who do not have ringed sideroblasts or who no longer respond to ESAs or other available drug therapies become dependent on red blood cell transfusions due to low hemoglobin. Serial red blood cell transfusions can lead to elevated levels of iron in the blood and other tissues, which the body has no normal way to eliminate. Iron overload is a potentially dangerous condition. Published studies in patients with MDS have shown that iron overload resulting from regular red blood cell transfusions is associated with a poorer overall survival and a higher risk of developing AML. We believe that, to date, no drug therapy has been shown prospectively to alter or delay the course of the disease in any human clinical trial.

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat (7.5 mg/kg dose administered as an intravenous infusion every four weeks) in transfusion dependent lower risk MDS patients who are relapsed after or refractory to prior treatment with an ESA. To be eligible for IMerge, patients are required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial.

IMerge Phase 3 is a double-blind, 2:1 randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, is designed to support, if successful, the registration of imetelstat in lower risk MDS. The trial is designed to enroll approximately 170 patients with lower risk transfusion dependent MDS who are relapsed or refractory to an ESA, have not received prior treatment with either a HMA or lenalidomide and are non-del(5q). IMerge Phase 3 is being conducted at over 100 medical centers globally, including North America, Europe, Middle East and Asia. Further information on IMerge Phase 3, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

The primary efficacy endpoint of IMerge Phase 3 is the rate of RBC-TI lasting at least eight weeks, defined as the proportion of patients without any RBC transfusion during any consecutive eight weeks since entry to the trial, or 8-week RBC-TI rate. IMerge Phase 3 is designed with >85% power to detect a statistically significant difference in 8-week RBC-TI rate between imetelstat and placebo (one-sided alpha=0.025) such as, for exemplary purposes only, an 8-week RBC-TI rate of 30% for the imetelstat arm and 7.5% for the placebo arm. Top-line results from IMerge Phase 3 may differ from this example.

Key secondary endpoints for IMerge Phase 3 include the rate of RBC-TI lasting at least 24 weeks, or 24-week RBC-TI rate, and the rate of hematologic improvement erythroid, or HI-E, which is a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary efficacy endpoints include the time to and duration of RBC-TI; the proportion of patients achieving Complete Response, or CR, or Partial Response, or PR, according to the 2006 International Working Group, or IWG, criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of OS and time to progression to AML.

Current Status of IMerge Phase 3

In October 2021, we completed patient enrollment in IMerge Phase 3. To enable an earlier clinical cut-off date for the data to be used for the primary analysis of safety and efficacy of imetelstat, including durability of transfusion independence, we shortened the protocol-specified follow-up period after the last patient was enrolled from 15 months to 12 months. Based on current planning assumptions, we project top-line results from IMerge Phase 3 will be available in early January 2023. Our ability to conduct and complete IMerge Phase 3, including reporting top-line results, depends on whether we can maintain the relevant clearances from regulatory authorities and other institutions to conduct and complete the trial, and our ability to raise additional capital to reach top-line results in the trial if such results are not available until after the end of the first quarter of 2023.

Broad and Durable Transfusion Independence and Potential Disease-Modifying Activity Observed in IMerge Phase 2

IMerge Phase 2 is an open label, single-arm trial to assess the safety and efficacy of imetelstat in transfusion dependent lower risk MDS patients relapsed or refractory to ESAs. The primary and secondary endpoints in IMerge Phase 2 are identical to IMerge Phase 3.

We reported more mature data from 38 patients in IMerge Phase 2 in June 2020. As reported previously, 42% (16/38) of patients achieved the primary endpoint of 8-week RBC-TI, and 75% (12/16) of these patients showed a hemoglobin rise of at least 3 g/dL during the transfusion free interval when compared to pretreatment level. Another important observation was the durability of transfusion independence, including 29% (11/38) of patients being transfusion-free for more than one year, and a median duration of transfusion independence of approximately 20 months. We believe such durability would provide significant and meaningful clinical benefit to lower risk MDS patients, given their chronic anemia and the debilitating impact of serial RBC transfusions, and suggests potential recovery of normal blood cell production. Additionally, transfusion independence and hematologic improvement-erythroid responses, or HI-E, were reported across different patient subgroups, including by ringed sideroblast, or RS, sub-type, baseline transfusion burden and serum erythropoietin levels.

Importantly, we observed depletion of cytogenetic abnormalities and reductions in mutations associated with lower risk MDS, and these data have been correlated with transfusion independence. We believe the durability of transfusion independence, molecular data and correlations from IMerge Phase 2 provide strong evidence of disease modification potential of imetelstat treatment, which we believe differentiates imetelstat from other currently approved and investigational treatments for lower risk MDS.

The safety profile in IMerge Phase 2 was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. Reversible and manageable Grade 3/4 thrombocytopenias and neutropenias were reported in 61% and 55% of the patients, respectively, without significant clinical consequences. 2/38 patients (5%) had Grade 3 febrile neutropenia. 4/38 patients (11%) had Grade 3/4 bleeding. Furthermore, 90% of the observed Grade 3/4 neutropenias and 87% of the observed Grade 3/4 thrombocytopenias resolved to Grade 2 or lower by laboratory assessment within four weeks. Grade 3/4 anemia was reported in 8/38 patients (21%); however, only one was assessed as related to imetelstat.

IMerge Phase 2 is closed to new patient enrollment, and no patients remain in the treatment phase of the trial. Remaining patients in IMerge Phase 2 are being followed in accordance with the clinical trial protocol.

Second Indication in Phase 3 Clinical Development: Myelofibrosis (MF)

Unmet Medical Need in Refractory MF for Improvement in Overall Survival

MF, a type of myeloproliferative neoplasm, is a chronic blood cancer in which abnormal or malignant precursor cells in the bone marrow proliferate rapidly, causing scar tissue, or fibrosis, to form. As a result, normal blood production in the bone marrow is impaired and may shift to other organs, such as the spleen and liver, which can cause them to enlarge substantially. People with MF may have abnormally low or high numbers of circulating RBCs, white blood cells or platelets, and abnormally high numbers of immature cells in the blood or bone marrow. MF patients can also suffer from debilitating constitutional symptoms, such as drenching night sweats, fatigue, severe itching, or pruritus, abdominal pain, fever and bone pain. There are approximately 13,000 patients living with MF in the U.S. and approximately 3,000 reported new cases each year. Up to 20% of patients with MF develop AML.

Approximately 70% of MF patients are classified as having Intermediate‑2 or High-risk disease, as defined by the Dynamic International Prognostic Scoring System Plus described in a 2011 Journal of Clinical Oncology article. Drug therapies currently approved by the FDA and other regulatory authorities for treating these MF patients include JAK inhibitors, ruxolitinib and fedratinib, as well as pacritinib, a kinase inhibitor. Currently, no drug therapy is approved for those patients who fail or no longer respond to JAK inhibitor treatment, and median survival for MF patients after discontinuation from ruxolitinib is only approximately 14 – 16 months, representing a significant unmet medical need.

IMpactMF: Ongoing Phase 3 Clinical Trial in Refractory MF

IMpactMF, our Phase 3 clinical trial in refractory MF, is an open label, 2:1 randomized, controlled clinical trial designed to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients. Patients refractory to a JAK inhibitor are defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The best available therapy, or BAT, control arm of IMpactMF excludes use of JAK inhibitors. With respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity. For these reasons, we therefore determined not to add a third dosing arm to the trial design, and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks.

The primary efficacy endpoint for IMpactMF is OS. Key secondary endpoints include symptom response; spleen response; progression free survival; complete remission, partial remission or clinical improvement, as defined by the International Working Group for Myeloproliferative Neoplasms Research and Treatment criteria; duration of response; safety; pharmacokinetics; and patient reported outcomes. Currently, we expect to engage over 180 sites to participate in IMpactMF across North America, South America, Europe, Australia and Asia. Further information on IMpactMF, including the trial design, patient eligibility criteria and locations of clinical sites, is posted on clinicaltrials.gov.

IMpactMF is designed with >85% power to detect a 40% reduction in the risk of death (hazard ratio=0.60; one-sided alpha=0.025), such as, for exemplary purposes only, 23 months for the imetelstat arm and 14 months for the BAT arm. Results from interim or final analyses from IMpactMF may differ from this example. The final analysis for OS is planned to be conducted after more than 50% of the patients planned to be enrolled in the trial have died (each death referred to herein as an “event”). An interim analysis of OS, in which the alpha spend is expected to be approximately 0.01, is planned to be conducted after approximately 70% of the total projected number of events for the final analysis have occurred. Both the planned interim and final analyses are event driven and could occur on different timelines than we currently expect.

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020. As of December 31, 2021, we had 96 sites open for patient enrollment. The first patient was dosed in April 2021. Given the uncertain and unpredictable impact of the COVID-19 pandemic on our clinical trial activities, including the constraints on clinical site personnel resources due to other competing trials in MF at the sites where IMpactMF is planned to be conducted, under current planning assumptions, we expect IMpactMF to be fully enrolled in 2024. In addition, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may support the registration of imetelstat in refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

The timing and achievement of either or both of the planned analyses depend on numerous factors, including delays or interruptions related to the effects of the COVID-19 pandemic or geopolitical events. In addition, our ability to enroll, conduct and complete IMpactMF depends on whether we can obtain and maintain the relevant clearances from regulatory authorities and other institutions to enroll, conduct and complete the trial, and our ability to raise additional capital in order to complete the trial.

Improvement in Overall Survival and Potential Disease-Modifying Activity Observed in IMbark Phase 2

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

We previously reported efficacy and safety data from the IMbark Phase 2 clinical trial, including median OS of 28.1 months for patients on the high dose arm of the study, which is almost twice the reported median OS of 14 – 16 months in medical literature. To evaluate this benefit, we conducted an analysis of OS for patients treated with imetelstat 9.4 mg/kg in IMbark compared to OS calculated from real world data, or RWD, collected at the Moffitt Cancer Center for patients who had discontinued treatment with ruxolitinib, a JAK inhibitor, and who were subsequently treated with BAT. To make a comparison between the IMbark data and RWD, a cohort from the real-world dataset was identified that closely matched the IMbark patients, using guidelines for inclusion and exclusion criteria as defined in the IMbark clinical protocol, such as platelet count and spleen size. Calculations from two propensity score analysis approaches resulted in a median OS of 30.7 months for the imetelstat-treated patients from IMbark, which is more than double the median OS of 12.0 months using RWD for patients treated with BAT. These analyses also indicated a 65% – 67% lower risk of death for the imetelstat-treated patients vs. BAT-treated patients. We believe these analyses suggest potentially favorable OS for imetelstat-treated relapsed/refractory MF patients in IMbark, compared to BAT in closely-matched patients from RWD.

In IMbark, patients also experienced other clinical benefits, including symptom improvement, spleen reduction and bone marrow fibrosis improvement. In June 2020, we reported correlation analyses from IMbark that showed a trend of longer OS in patients who achieved symptom response, spleen volume reductions and improved bone marrow fibrosis, in a dose-dependent manner. Furthermore, the reductions in the variant allele frequency of key driver mutations in MF and the improvement in bone marrow fibrosis observed in IMbark have also been correlated to the improvement in OS. We believe the improvement in bone marrow fibrosis, potential survival benefit, molecular data and correlations from IMbark provide strong evidence of disease modification potential of imetelstat treatment, which we believe differentiates imetelstat from currently approved and investigational treatments for MF.

The safety profile in IMbark was consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. In the 9.4 mg/kg arm, reversible and manageable Grade 3/4 thrombocytopenia and neutropenia were reported in 24/59 patients (41%) and 19/59 patients (32%), respectively, without significant clinical consequences. 1/59 patients (2%) had Grade 3 febrile neutropenia. 3/59 patients (5%) had Grade 3/4 bleeding. Furthermore, more than 70% of the observed Grade 3/4 cytopenias resolved to Grade 2 or lower by laboratory assessment within four weeks.

Planned Exploratory Clinical Trials in Additional Indications

IMproveMF: Phase 1 Combination Clinical Trial in Frontline Myelofibrosis (Frontline MF)

IMproveMF is designed as a two-part Phase 1 clinical trial evaluating imetelstat in combination with ruxolitinib in patients with frontline MF. The planned trial is designed to use a Bayesian Optimal Interval design to test various doses of imetelstat in an escalating dose sequence with a defined number of patients per dosing arm. Escalation to the next higher dosing arm will only occur if the prior dose is tolerable to the patients. The primary objective of the first part of IMproveMF is to identify a dosing regimen that is safe. Up to 20 patients are expected to be enrolled into the first part of IMproveMF, or IMproveMF Part 1.

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

We plan to conduct IMproveMF at three clinical sites in the U.S. with the first clinical site expected to open for enrollment in the first half of 2022.

Investigator-Led Clinical Trials in Acute Myeloid Leukemia (AML) and Higher Risk Myelodysplastic Syndromes (Higher Risk MDS)

We are planning to explore the potential utility of imetelstat in AML and higher risk MDS. At previous medical conferences, we have reported non-clinical data in AML cell lines, mouse models and AML patient samples. Based on these non-clinical data, we believe imetelstat has the potential to be used as a single agent and in combination with other drugs commonly used to treat AML and higher risk MDS.

To enable our internal resources to remain focused on our ongoing Phase 3 clinical trials, we plan to collaborate with key opinion leaders in the fields of AML and higher risk MDS to conduct potential investigator-led clinical trials in AML and higher risk MDS, either using imetelstat as a single agent or in combination with other drugs that are the standards of care. We expect these planned investigator-led clinical trials to begin in 2022.

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

Next Generation Telomerase Inhibitor Discovery Program

We have initiated a discovery program to identify a lead compound as a potential next generation oral telomerase inhibitor. If such a compound is identified, we plan to conduct preclinical experiments that may serve as a basis for potential future clinical testing. Discovery research is an uncertain and unpredictable process. As such, the timing and nature of any results from this discovery effort are difficult to forecast. If we select a lead compound from this discovery program, we expect to provide an update on our efforts at that time.

Impact of COVID-19 on Our Business

As of the date of this filing, uncertainty continues to exist concerning the ultimate duration and severity of the COVID-19 pandemic. At the end of 2021 and early in 2022, COVID-19 cases were increasing due to the spread of COVID-19 variants, including the Delta and Omicron variants, leading to the re-implementation of mask restrictions, social distancing and other restrictions in many regions. In addition, the variable process of vaccine distribution, including booster shots, in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize, especially given the diversion of healthcare resources to care for COVID-19 patients.

Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned. For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in MF and other oncology indications. To address these challenges, we have expanded the number of countries and sites where we plan to conduct IMpactMF. We continue to monitor each clinical site through our contract research organizations, or CROs, as well as conduct direct outreach to investigators and study staff. In addition, we plan to implement the same enrollment-boosting activities for IMpactMF that we employed for IMerge Phase 3, including engaging clinical science liaisons. Given the challenges caused by the COVID-19 pandemic, under current planning assumptions, we expect the interim analysis for IMpactMF may occur in 2024 and the final analysis in 2025.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient visits to clinical sites and laboratories, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, continued delays in patient enrollment in IMpactMF and potentially in IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program.

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. We have allowed limited voluntary access to our offices in California and New Jersey to employees and consultants who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. We plan to continue to evaluate our business operations based on new information as it becomes available regarding the pandemic and will make changes that we consider necessary in light of any new developments.

All plans and timing expectations will be delayed or interrupted if COVID-19 pandemic conditions worsen, creating further limitations on our clinical trial and other development activities. The information provided in this section should be reviewed in the context of the section entitled “Risks Related to COVID-19” described in “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.

Intellectual Property and Exclusivity

Intellectual property, including patent protection, is very important to our business. We file patent applications in the U.S. and other jurisdictions, and we also rely on trade secret protection and contractual arrangements to protect aspects of our business. An enforceable patent with appropriate claim coverage can provide an advantage over competitors who may seek to employ similar approaches to develop therapeutics, and so the future commercial success of imetelstat, and therefore our future success, will be in part dependent on our intellectual property strategy.

The information provided in this section should be reviewed in the context of the section entitled “Risks Related to Protecting Our Intellectual Property” described in “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K.

Our intellectual property strategy includes the early development of a technology, such as imetelstat, followed by rounds of increasingly focused innovation around a product opportunity, including identification and definition of a specific product candidate and uses thereof, manufacturing processes, product formulation and methods of treatment and administration. The result of this process is that products in development are often protected by several families of patent filings that are filed at different times during the development process and cover different aspects of the product. Consequently, earlier filed, broad technology patents will usually expire ahead of patents covering later developments, such as product formulations and methods of treatment and administration, so that patent expirations on a product may span several years. Patent coverage may also vary from country to country based on the scope of available patent protection. There are also opportunities to obtain an extension of patent coverage for a product in certain countries, which adds further complexity to the determination of patent life.

From time to time, we may endeavor to monitor worldwide patent filings by third parties that are relevant to our business. Based on this monitoring, we may determine that an action is appropriate to protect our business interests. Such actions may include negotiating patent licenses where appropriate, filing oppositions against a patent, filing a request for post grant review against a patent or filing a request for the declaration of an interference with a patent application or issued patent.

Imetelstat

We have global rights to imetelstat. We own issued patents related to imetelstat in the U.S., Europe and other countries. Composition of matter patents generally provide the most material coverage, and therefore may convey competitive advantages. Because imetelstat is still under development, subsequent innovation and associated patent filings may provide additional patent coverage with later expiration dates. Examination of overseas patent applications typically lags behind U.S. examination, particularly where cases are filed first in the U.S. It may be possible to obtain patent term extensions of some patents in some countries for claims covering imetelstat, which could further extend the patent term.

We have issued U.S. and European patents that provide patent coverage into 2033 pertaining to the treatment of MF and MDS with imetelstat. We also hold issued U.S. and European patents covering imetelstat composition of matter.

In the U.S., our composition of matter patent coverage extends until December 2025, and our method of treatment patent rights for MDS and MF expire in March 2033. Under the Hatch-Waxman Act, upon receipt of drug product approval, potential patent term extensions, if any, may be available to extend the patent term of either our composition of matter patent, or our method of treatment patent for MDS, in the U.S.

In Europe, our composition of matter patent coverage expires in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033 in member countries of the European Patent Convention. One of our patents in each member country of the European Patent Convention may be eligible for patent term extension under the European SPC Regulation, upon receipt of drug product approval, such as, for example, our method of treatment patent for MDS. Our patent rights relating to imetelstat also include reagents useful in manufacturing processes for the drug, and method of treatment and kit claims, certain of which are co‑owned with other entities.

If regulatory approval of imetelstat occurs after a patent has expired, we may be unable to obtain any patent term extension of that expired patent, and the scope of our patent rights will be limited. In addition, should we seek such a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved. Thus, if we were to receive drug product approval in the U.S. for imetelstat in lower risk MDS in the first half of 2024, we may potentially extend the term of our product composition claims in the U.S. for a maximum of five years until December 2030, subject to U.S. Patent and Trademark Office, or USPTO, approval. If we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, our U.S. composition of matter patent will expire in December 2025. If we do not receive marketing approval and submit a request for an SPC before our composition of matter patents expire in countries of the European Economic Area, or EEA, our imetelstat composition of matter patents will expire in September 2024. If we receive drug product approval in Europe for imetelstat in lower risk MDS in the second half of 2024, we may potentially extend the term of our patents in the EEA for the method of treatment of MDS for a maximum of five years, from

November 2033 until November 2038, subject to European Patent Office approval. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

Upon the effective date of termination of the license and collaboration agreement, or the Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, on September 28, 2018, we regained global rights to imetelstat and are continuing development of imetelstat on our own. In accordance with the termination provisions of the Collaboration Agreement, we have an exclusive worldwide license for intellectual property developed under the Collaboration Agreement for the further development of imetelstat, without any economic obligations to Janssen with respect to such license. Janssen has assigned to us certain intellectual property developed by it under the Collaboration Agreement. We now are responsible for the costs of maintaining, prosecuting and litigating all imetelstat intellectual property that we own.

Market Exclusivity and Orphan Drug Designation

For a drug to qualify for orphan drug designation by the FDA, both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act, or ODA, and FDA’s implementing regulations. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products in order to support development of medicines for underserved or rare diseases and patient populations that affect fewer than 200,000 people in the U.S. or, if the disease or condition affects more than 200,000 individuals annually in the U.S., if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the U.S. Orphan drug designation qualifies the sponsor of the drug for various development incentives of the ODA, including, if regulatory approval is received, the potential for seven years of market exclusivity with certain limited exceptions and certain tax credits for qualified clinical testing. A marketing application for a prescription drug product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication for a disease or condition other than the rare disease or condition for which the drug was granted orphan drug designation. The granting of orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval. The safety and effectiveness of a drug must be established through adequate and well‑controlled studies. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

In June 2015 and December 2015, the FDA granted orphan drug designation to imetelstat for the treatment of MF and MDS, respectively.

In the U.S., under the Hatch-Waxman Act, upon drug product approval a new chemical entity is entitled to four years of data exclusivity and one year of market exclusivity, conferring a total of five years exclusivity, or NCE exclusivity, for the first-approved indication. Thus, if we receive drug product approval for imetelstat in lower risk MDS in the first half of 2024, we expect that we may receive exclusivity in lower risk MDS under the Hatch-Waxman Act until the first half of 2029. In addition, under the Orphan Drug Act of 1983, orphan drug designation confers market exclusivity in the designated indication for seven years after drug product approval. Thus, if we receive drug product approval for imetelstat in the U.S. for imetelstat in lower risk MDS in the first half of 2024, we anticipate that we may receive market exclusivity under the Orphan Drug Act of 1982 in the U.S. until the first half of 2031.

In addition, a six-month pediatric extension may be available in the U.S. pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, to the longest extension or exclusivity period available under any of a patent term extension, the NCE exclusivity period or the orphan drug exclusivity period.

In Europe, orphan drug designation by the European Commission provides regulatory and financial incentives for companies to develop and market therapies that treat a life‑threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, or EU, and where no satisfactory treatment is available. In the EU, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers, as well as protocol assistance from the EMA during the product development phase, and direct access to the centralized authorization procedure. In addition, ten years of market exclusivity is granted following drug product approval, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the EU. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

In December 2015 and July 2020, the EMA granted orphan drug designation to imetelstat for the treatment of MF and MDS, respectively.

In Europe, under the European Union Data Exclusivity Directive 2004/27/EC, upon drug product approval a new medicinal product is entitled to eight years of data exclusivity and two years of market exclusivity, conferring a total of ten years of exclusivity for the first-approved indication. Thus, if we receive drug product approval in Europe for imetelstat in lower risk MDS in the second half of 2024, we anticipate receiving a total of ten years of exclusivity for lower risk MDS, until the second half of 2034. Separately, orphan drug designation under the European Union Orphan drug regulation (EC) No. 141/2000 confers market exclusivity for ten years following drug product approval for each of the orphan disease indications. Thus, if we receive drug product approval in Europe for imetelstat in lower risk MDS in the second half of 2024 and we maintain orphan drug designation, we anticipate that we may receive market exclusivity in Europe for imetelstat in lower risk MDS until the second half of 2034. In addition, if we fulfill the pediatric investigation plan agreed upon with the European Medicines Agency, such market exclusivity may be extended for an additional two years under the European Pediatric Regulation, which may enable us to receive market exclusivity in Europe for imetelstat in lower risk MDS for an additional two years, until the second half of 2036. Further, if we receive drug product approval in Europe for imetelstat for refractory MF, and we maintain orphan drug designation, we anticipate that we may receive ten years exclusivity in Europe for refractory MF following drug product approval, if any.

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

Licensing

In September 2016, we granted a license to Janssen Pharmaceuticals, Inc., or Janssen Pharmaceuticals, an affiliate of Janssen, for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for disorders, excluding cancers originating from the blood or bone marrow. In connection with this license, we also granted to Janssen Pharmaceuticals a non-exclusive worldwide license under our patent rights covering the synthesis of monomers, which are the building blocks of oligonucleotides. Janssen Pharmaceuticals has terminated the license, and termination was effective as of April 12, 2021. Upon the effective date of termination, all patent rights originally conveyed under the license reverted to Geron.

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

Since September 2018, we have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses.

We do not have direct control over third‑party personnel or operations. These third‑party contract manufacturers, and/or any other third parties that we may rely upon for the manufacture and/or supply of imetelstat, typically complete their services on a proposal by proposal basis under master supply agreements and may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful Phase 3 clinical trials and commercial production. These third‑party contract manufacturers, and/or any other third parties that we may rely upon for the manufacture and/or supply of imetelstat, may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at a commercially reasonable cost. We are responsible for establishing any long‑term commitments or commercial supply agreements with any of the third‑party contract manufacturers for imetelstat. The information provided in this section should be reviewed in the context of the section entitled “Risks Related to Manufacturing Imetelstat” under Part I, Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

Competition in Lower Risk MDS

The current standard of care for the treatment of lower risk MDS is the use of ESAs to address the patient’s chronic anemia. Once ESAs are no longer effective, serial blood transfusions are often administered that can cause damaging effects to other organs due to iron overload, resulting in shorter survival. In addition, other best available therapies are used without durable effect for the patient.

In lower risk MDS, data from IMerge Phase 2 suggest potentially meaningful and durable transfusion independence, activity across MDS patient subtypes, and potential disease-modifying activity achievable with imetelstat treatment. We believe that these key features are differentiators compared to currently approved products as well as investigational drugs currently in clinical development.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; and a combination treatment regimen of luspatercept and lenalidomide by Bristol Myers Squibb Corporation.

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

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma, which was recently approved for the treatment of adults with intermediate or high-risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat include momelotinib, a JAK inhibitor, by Sierra Oncology, Inc., or Sierra Oncology; or momelotinib plus AZD5153, a BET inhibitor in-licensed by Sierra Oncology from AstraZeneca in August 2021; pelabresib (CPI-0610), a BET inhibitor, by Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021); navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte Corporation. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, a TGF-beta inhibitor, by Acceleron (acquired by Merck in November 2021), in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc. (acquired by Roche in February 2020); LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, a tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; and KER-050, an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-beta receptor in combination with ruxolitinib, by Keros Therapeutics.

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

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and potential future marketing of imetelstat. Imetelstat will require regulatory approval by governmental agencies prior to commercialization. In particular, potential human therapeutic products, such as imetelstat, are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, import, export, distribution and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted. Moreover, compliance with government regulations governing personal information and information security requires the expenditure of substantial time and financial resources. The information provided in this section should be reviewed in the context of the sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” under Part I, Item 1A, “Risk Factors” of this annual report on Form 10-K.

United States Food and Drug Administration Regulatory Approval Process

Prior to commencement of clinical trials involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of a product candidate. The results of these trials are submitted to the FDA as part of an Investigational New Drug, or IND, application, which must become effective before clinical testing in humans can begin. The FDA can place an IND on clinical hold at any time, which prevents the conduct of clinical trials under the IND until safety concerns or questions are addressed by the IND sponsor to the FDA’s satisfaction.

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

The results of the preclinical and clinical testing of drugs and complete manufacturing information are submitted to the FDA in the form of an NDA for review and approval prior to commencement of commercial sales. Submission of an NDA requires the payment of a substantial user fee to the FDA, which may be waived in certain cases. In responding to an NDA submission, the FDA may approve the drug for commercialization, impose limitations on its indications for use and labeling, including in the form of Risk Evaluation and Mitigation Strategies or may issue a complete response letter. Even if an NDA is approved, its sponsor is subject to ongoing and pervasive regulatory compliance requirements.

European and Other Regulatory Approval Process

Prior to initiating clinical trials in a region outside of the U.S., a clinical trial application must be submitted and reviewed by the appropriate regulatory authority regulating the country in which the trial will be conducted. Whether or not FDA clearance or approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries is necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been cleared or approved by the FDA or another authority. As with the FDA, the regulatory authorities in the EU and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Medicine Agency, or EMA, and the European Committee for Proprietary Medicinal Products for Human Use, or CHMP, provide a mechanism for EU member states to exchange information on all aspects of product licensing. The EU has established the EMA for the evaluation of medical products, with a centralized procedure which is mandatory for orphan and oncology products and which grants a single marketing authorization valid in all EU member states.

In October 2021, we gained access to the ILAP through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS. The ILAP is a new program sponsored by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. post-Brexit. The objective of this new licensing and access pathway is to reduce the time to market and enable earlier patient access for innovative medicines. The Innovation Passport is the first prescribed entry point in the ILAP process. Key benefits of being within ILAP include a 150-day accelerated assessment and rolling review of an MAA, as well as opportunities for frequent interactions with the review staff at the MHRA and its partner agencies to discuss imetelstat’s development, regulatory and reimbursement plans.

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

We may also be subject to additional regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These additional regulations could affect our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third‑party payors. Such laws include, without limitation, state and federal anti‑kickback, fraud and abuse, false claims, privacy and security, and healthcare professionals payment sunshine laws.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Further, we may be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state and local laws that require the registration of pharmaceutical sales representatives; state laws that require the reporting of information related to drug pricing; and state, federal and foreign laws governing the privacy and security of personal information (including key-coded data and health information), including the European Union’s General Data Protection Regulation, or EU GDPR, many of which differ from each other in significant ways, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements will comply with applicable privacy and data security laws and regulations will involve substantial costs. For example, foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR imposes heightened and codified standards for data subject consent, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating data breach notifications to relevant supervisory authority(ies), and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Foreign privacy laws, such as the EU GDPR, also impose strict rules on the transfer of personal data out of the applicable jurisdiction. Further, the EU GDPR provides for significant penalties (such as restrictions or prohibitions on personal data processing) and large fines for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, we expect that there will continue to be new proposed privacy laws, regulations and industry standards in the U.S. As one example, the California Consumer Privacy Act of 2018, or CCPA imposes numerous obligations on covered business. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. See the section titled “We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts,” under “Risk Factors” in Part I, Item 1A of this annual report on Form 10 K for additional information about the laws and regulators to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Reimbursement and Healthcare Reform

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the U.S. and markets in other countries, sales of imetelstat, if approved for commercial sale, will depend, in part, on the extent to which third‑party payors provide coverage and establish adequate reimbursement levels for imetelstat.

In the U.S., third‑party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on

December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Further, third‑party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost‑effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of imetelstat, in addition to the costs required to obtain the FDA approvals. Nonetheless, imetelstat may not be considered medically necessary or cost‑effective.

Moreover, the process for determining whether a third‑party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product, as there is no uniform coverage and reimbursement policy among third-party payors in the U.S. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in imetelstat.

The U.S. and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years

2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute will stay in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended these reductions from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare.

Information About Our Officers

The following table sets forth certain information with respect to our executive officers and other members of management as of January 31, 2022:

Name	Age	Position
Executive Officers
John A. Scarlett, M.D.	70	President, Chief Executive Officer and Chairman of the Board
Olivia K. Bloom	53	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Anil Kapur	52	Executive Vice President, Corporate Strategy and Chief Commercial Officer
Andrew J. Grethlein, Ph.D.	57	Executive Vice President, Chief Operating Officer
Aleksandra Rizo, M.D., Ph.D.	47	Executive Vice President, Chief Medical Officer
Stephen N. Rosenfield, J.D.	72	Executive Vice President, Chief Legal Officer and Corporate Secretary

Other Members of Management
Melissa A. Kelly Behrs	58	Executive Vice President, Business Operations and Chief Alliance Officer
Edward E. Koval	59	Executive Vice President, Chief Business Officer

John A. Scarlett, M.D., has served as our Chief Executive Officer and a director since September 2011 and President since January 2012 and was appointed to Chairman of the Board in December 2018. Dr. Scarlett has served as a member of the board of directors for CytomX Therapeutics, Inc., a biopharmaceutical company focused on developing antibody therapeutics for the treatment of cancer, since June 2016. He also served as a member of the board of directors for Chiasma, Inc., a biopharmaceutical company focused on transforming injectable drugs into oral medications, since February 2015 until its acquisition by Amyrt Pharma plc, a biopharmaceutical company, in August 2021. Prior to joining Geron, Dr. Scarlett served as President, Chief Executive Officer and a member of the board of directors of Proteolix, Inc., a privately held, oncology‑oriented biopharmaceutical company, from February 2009 until its acquisition by Onyx Pharmaceuticals, Inc., an oncology‑oriented biopharmaceutical company, in November 2009. From February 2002 until its acquisition by Ipsen, S.A. in October 2008, Dr. Scarlett served as the Chief Executive Officer and a member of the board of directors of Tercica, Inc., an endocrinology‑oriented biopharmaceutical company, and also as its President from February 2002 through February 2007. From March 1993 to May 2001, Dr. Scarlett served as President and Chief Executive Officer of Sensus Drug Development Corporation. In 1995, he co‑founded Covance Biotechnology Services, Inc., a contract biopharmaceutical manufacturing operation, and served as a member of its board of directors from inception to 2000. From 1991 to 1993, Dr. Scarlett headed the North American Clinical Development Center and served as Senior Vice President of Medical and Scientific Affairs at Novo Nordisk Pharmaceuticals, Inc., a wholly owned subsidiary of Novo Nordisk A/S. Dr. Scarlett received his B.A. degree in chemistry from Earlham College and his M.D. from the University of Chicago, Pritzker School of Medicine.

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

Melissa A. Kelly Behrs has served our Executive Vice President, Business Operations and Chief Alliance Officer since December 2021. Previously, she was our Executive Vice President, Chief Business Officer from January 2019 to December 2021, Executive Vice President, Business Development and Portfolio & Alliance Management, from February 2014 to January 2019, and our Senior Vice President, Portfolio and Alliance Management from September 2012 to February 2014. Ms. Behrs joined Geron in November 1998 as Director of Corporate Development. Since then, she has also served in various managerial positions, including General Manager, R&D Technologies; Vice President, Corporate Development; Senior Vice President, Therapeutic Development, Oncology; and Senior Vice President, Strategic Portfolio Management. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., a biotechnology research and development company, serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. from Boston College and an M.B.A. from Babson College.

Edward E. Koval has served as our Executive Vice President, Chief Business Officer since December 2021. Previously, he was Chief Business Officer at ZebiAI Therapeutics, a company spun out of X-Chem, Inc. in order to discover and develop advanced drug discovery programs based on novel machine learning technologies, and which was recently acquired by Relay Therapeutics, Inc., a clinical-stage precision medicine company, in April 2021. Prior to the spin-out of ZebiAI from 2013 to 2020, he was Senior Vice President, Corporate Development, at X-Chem, Inc., a drug discovery company, where he closed multiple transactions with multinational pharmaceutical companies for programs in oncology, hematology/oncology, inflammation, infectious disease and rare diseases. From 2012 to 2015, Mr. Koval served as an independent corporate and business development consultant, advising multiple private and public biotech companies on partnering and fundraising. Mr. Koval’s prior pharmaceutical experience from 1992 to 2012 includes serving roles in business and corporate development, strategic planning, alliance management and financial evaluation and analysis at Novartis Pharmaceuticals Corporation, a pharmaceutical company, Merck & Co., Inc., a pharmaceutical company, and Chiron Corporation, a pharmaceutical company, where he finalized negotiations and executed and managed multiple strategic corporate partnerships and alliances. Mr. Koval holds an M.Sc. in Engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

Employees

As of December 31, 2021, we had 69 full‑time employees and three part-time employees. Ten of our employees hold Ph.D. degrees and 28 hold other advanced degrees. Of this current total workforce, 40 employees were engaged in, or directly supported, our research and development activities, and 32 employees were engaged in commercial, medical affairs, business development, legal, finance, human resources, information technology and administration. None of our employees are covered by a collective bargaining agreement; nor have we experienced work stoppages. We consider relations with our employees to be good.

Consultants

We have established, and expect to continue to establish, consulting agreements with drug development professionals, clinicians, attorneys and regulatory experts with experience in numerous fields, including clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing and regulatory affairs. We currently have approximately 80 active consulting agreements.

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

•

obtain substantial additional capital in order to enable us to conduct our operations and to advance the imetelstat program through completion of IMerge Phase 3 and IMpactMF and to complete the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;

•	ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•

develop clinical plans for, and successfully commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF, and one or more investigator-led clinical trials that we plan to support in AML and higher risk MDS;

•

generate sufficient safety and efficacy data from ongoing and potential future clinical trials of imetelstat that provide a positive benefit-risk profile to support the continued and future development of imetelstat;

•	report top-line results from IMerge Phase 3 in early January 2023;
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

•	achieve acceptance of imetelstat, if approved, by patients and the relevant medical communities;
•	compete effectively with other approved treatments;
•	obtain appropriate coverage and reimbursement levels for the cost of imetelstat from governmental authorities, private health insurers and other third-party payors;

•	obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for imetelstat both in the U.S. and globally; and
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

IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, civil unrest or military conflicts around the world, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3 and IMpactMF. Potential future clinical trials of imetelstat include IMproveMF, the exploratory Phase 1 trial of imetelstat in frontline MF that we plan to conduct, and one or more potential investigator-led clinical trials in AML and higher risk MDS that we plan to support. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution, including booster shots, is progressing in many countries, the emergence of COVID-19 variants, including the Delta and Omicron variants, and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned due to the COVID-19 pandemic. For IMpactMF, site personnel resources remain constrained in the countries where we plan to conduct the trial, due to the negative impact of COVID-19 and number of competing trials in MF and other oncology indications. Under current planning assumptions for IMpactMF, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. However, because the analyses for IMpactMF are event-driven, the results may be available at different times than currently expected. In addition, the conduct and completion of IMerge Phase 3 and IMpactMF, and commencement and conduct of any potential future clinical trials of imetelstat, including IMproveMF, and the investigator-led clinical trials in AML and higher risk MDS that we plan to support, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays related to:

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

•

patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest or military conflicts around the world, specifically the conflict in Ukraine and Russia, which could affect clinical sites participating in IMerge Phase 3 and IMpactMF, or other sites if the conflict spreads or has effects on countries outside of Ukraine and Russia;

•

obtaining and/or maintaining regulatory clearances in the U.S. or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing IMerge Phase 3 and IMpactMF, or commencing potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS;

•

maintaining the INDs and equivalent submissions in other countries for imetelstat without such INDs and/or equivalent submissions in other countries being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;

•

contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including providing for valid mechanisms to engage in cross-border data transfers, as well as identifying, recruiting and training suitable clinical investigators, especially given the constraints caused by the COVID-19 pandemic and other competing clinical trials in MF and other oncology indications;

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

•

reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators, physician investigators, vendors and other third parties located in the U.S. or jurisdictions in other countries, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development and collaborating with them successfully, including with respect to challenges and delays that have arisen and may continue to arise from the effects of the COVID-19 pandemic;

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

Failures or delays with respect to any of the aforementioned events could adversely affect our ability to conduct or complete IMerge Phase 3 and IMpactMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in retaining patients in IMerge Phase 3 and screening, enrolling and retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in the Ukraine and Russia, and nearby European countries, and if political or civil conditions require it, our clinical trial sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients in IMerge Phase 3 or IMpactMF could be disrupted by geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia).

If we experience further difficulties in retaining patients in the treatment or follow-up phase of IMerge Phase 2 and IMerge Phase 3, whether as a result of the effects of the COVID-19 pandemic, geopolitical events, or for any other reasons, our ability to continue to assess longer-term durability of RBC-TI responses would be adversely affected. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF, depend on many factors, such as:

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

In addition, IMpactMF has competed and will continue to compete with, and potential future clinical trials of imetelstat such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS will compete with, other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and such trials may also be conducted at the same clinical sites. This competition is reducing the number of clinical sites and hospital staff available to participate in IMpactMF, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in IMpactMF or IMproveMF and planned ISTs in AML and higher risk MDS, based on efficacy and safety results reported to date and that may be reported in the future.

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

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as IMerge Phase 3, IMpactMF or IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF or any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials, which might cause us to cease operations. In any event, if such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar regulatory authorities in other countries to result in an unacceptable benefit-risk profile, then:

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

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in IMerge Phase 3 and IMpactMF continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional non-serious or serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from these trials, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes.

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results of clinical trials with smaller sample sizes less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat will achieve a statistically significant effect in any future clinical trials.

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

In IMerge Phase 2, the initial data review for the 25-patient expansion cohort that was conducted by our former collaboration partner in the second quarter of 2018, referred to as a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate of 42% in June 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate of patients enrolled in IMerge Phase 3 will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in IMerge Phase 2. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMerge Phase 2 and IMbark, and if this were to occur with IMerge Phase 3 or IMpactMF, this would adversely affect future development prospects of imetelstat and may cause us to cease operations.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in MF patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, reported at the EHA Annual Congress meeting in June 2019 suggest favorable OS for imetelstat-treated patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAKi, or relapsed/refractory MF, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our former collaboration partner. For example, preliminary data from IMerge Phase 2 were reported at the ASH Annual Meetings in December 2017, December 2018, December 2020 and December 2021, and at the EHA Annual Congress meetings in June 2018, June 2019, June 2020 and June 2021. Preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. Any data reported from IMerge Phase 3 or IMpactMF, may materially differ from and be less positive than data previously reported from IMerge Phase 2 and IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the potential success of IMerge Phase 3 or IMpactMF, or cause us to abandon further development of imetelstat entirely.

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

•	in the third quarter of 2017, expansion of IMerge Phase 2 to enroll additional lower risk MDS patients in a target patient population; and
•	in September 2018, our former collaboration partner’s decision to terminate its imetelstat collaboration agreement with us.

Further delay, suspension or abandonment of the development of imetelstat in myeloid hematologic malignancies, including in IMerge Phase 3 and IMpactMF, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of, obtain regulatory approval for, or commercialize imetelstat.

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties we contract with for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained CROs to support our imetelstat clinical development activities, and any failure by our CROs to perform their contractual obligations, whether due to the effects of the COVID-19 pandemic or otherwise, or disputes with our CROs about the quality of their performance or other matters, could further delay or halt our imetelstat clinical development activities including current or future imetelstat clinical trials. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we rely on third parties to conduct any imetelstat clinical trials, including IMerge Phase 3 and IMpactMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar regulatory authorities in other countries require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar regulatory authorities in other countries, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding CROs, investigators and other third parties involves additional costs and delays because of the time it takes to finalize a contract with a new CRO and for their commencement of work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and public health safety measures taken in response have also had a significant impact on our CROs and other third parties. Although we carefully manage our relationships with our CROs, investigators and other third parties, we and any of these third parties may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, business prospects and the future of imetelstat.

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

The process of obtaining marketing approvals, both in the U.S. and in other countries, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of drugs in development, only a small percentage complete the regulatory approval process and are successfully commercialized. In addition, the lengthy review process as well as the unpredictability of future clinical trial results may result in a delay in obtaining, or our failure to obtain regulatory approval for imetelstat in lower risk MDS or refractory MF, which would significantly harm our business, business prospects and the future value of imetelstat and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in the EU. As a company, we have not previously submitted an NDA to the FDA or similar applications to comparable regulatory authorities in other countries for imetelstat.

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

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit, and its withdrawal from the EU was completed on December 31, 2020. Although the impact of the withdrawal of the United Kingdom from the EU will not be known for some time, it has resulted in uncertainty in relation to the regulatory process in the United Kingdom, and for Europe could potentially result in a delay in the review of regulatory submissions which could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the EU or the United Kingdom. Such regulatory changes in the United Kingdom or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the U.S. or other countries.

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

We may lose orphan drug exclusivity for certain reasons, including if the FDA or EMA determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of imetelstat to meet the needs of patients with MF or MDS. Failure to maintain orphan designation status in the EU at the time of submitting the MAA, or failure to complete the agreed pediatric plan, would lead to the loss of the additional two-year exclusivity period.

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

In October 2021, we gained access to the ILAP through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS. The ILAP is a new program sponsored by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, post-Brexit. The objective of this new licensing and access pathway is to reduce the time to market and enable earlier patient access for innovative medicines. The Innovation Passport is the first prescribed entry point in the ILAP process. Key benefits of being within ILAP include a potential 150-day accelerated assessment and rolling review of an MAA, as well as opportunities for frequent interactions with the review staff at the MHRA and its partner agencies to discuss imetelstat’s development, regulatory and reimbursement plans.

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

Imetelstat must meet applicable regulatory standards for current and potential future clinical trials and potential commercial uses. The process of manufacturing imetelstat is complex and remains subject to several risks, including:

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

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for IMerge Phase 3, IMpactMF, and/or potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, and potential future commercial uses, which would delay or result in a cessation of IMerge Phase 3, IMpactMF, or potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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
•

potential shortages of available manufacturing capacity or consumable manufacturing supplies at third-party manufacturers, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19; for example, we have experienced manufacturing schedule delays at one of our contract manufacturers due to government mandated manufacturing for high priority COVID-19 vaccines in connection with Operation Warp Speed, and we anticipate that other delays, or potential shortages of consumable manufacturing supplies, may continue throughout 2022;

•	requirements by regulatory authorities for significant activities to validate and qualify any replacement manufacturer, which could involve new testing and compliance inspections;
•	the inability to execute timely contracts with additional third-party manufacturers and suppliers on acceptable terms, or at all;
•

the inability of third-party manufacturers to timely formulate and manufacture imetelstat or to produce or ship imetelstat in the quantities or of the quality required to meet clinical and commercial needs, whether due to the effects of the COVID-19 pandemic or any other reasons;

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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials, such as IMerge Phase 3, IMpactMF or commencement of potential future clinical trials, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of clinical sites involved with IMerge Phase 3 and planned clinical sites for IMpactMF and IMproveMF.

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

Due to the effects of the COVID-19 pandemic, we have had, and expect to continue to have, or we may potentially have in the future, disruptions and/or delays in our imetelstat development program, including with respect to our ability to:

•	open trial sites for screening and enrollment;
•	screen, enroll and assess patients;
•	retain enrolled patients in our clinical trials;
•	ensure patient visits to clinical sites and laboratories;
•	conduct monitoring visits;
•	manufacture and/or supply study drug or other supplies;
•	report trial results; or
•	interact with regulators or other important agencies due to limitations in employee resources or otherwise.

Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution, including booster shots, is progressing in many countries, the emergence of COVID-19 variants, including the Delta and Omicron variants, and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic, which have impacted our trial operations. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned.

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

If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience further disruptions to our clinical development timelines, continued delays in enrollment and clinical trial site initiation in IMpactMF and potential delays in IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

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

•

interruption of, or delays in receiving, supplies of imetelstat from our CMOs due to among other things, staffing shortages, production slowdowns or stoppages, shipping delays, shortages in raw materials or laboratory supplies because of ongoing efforts to address the pandemic, limitations in available capacity at contract manufacturing vendors or drug distribution service providers due to obligations to manufacture and distribute vaccines to address the spread of COVID-19, disruptions in supply chain and production systems and import/export complications;

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

These and other factors arising from the effects of the COVID-19 pandemic could further adversely impact our ability to conduct and complete IMerge Phase 3, and to enroll, conduct and complete IMpactMF and any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

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

While at this time we believe that we have sufficient drug supply for IMerge Phase 3 and IMpactMF, we could experience disruptions to our supply chain, as well as delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials. Such disruptions could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that were or are heavily affected by the COVID-19 pandemic. In these countries, shipping delays, closures and other restrictions resulting from the COVID-19 outbreak in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat. In addition, we may experience limitations in available capacity at contract manufacturers or drug suppliers, or potential shortages of consumable manufacturing supplies, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19. For example, we have experienced manufacturing schedule delays at one of our contract manufacturers due to government mandated manufacturing of high priority COVID-19 vaccines in connection with Operation Warp Speed, and we anticipate other delays, or potential shortages of consumable manufacturing supplies, may continue throughout 2022.

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity and our ability to further advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF, and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing, shipping delays and business closure requirements in the U.S. and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

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

Successful drug development and commercialization requires significant amounts of capital. Under current planning assumptions, we believe that our existing capital resources, together with future interest income, will be sufficient to fund our current level of operations until the end of the first quarter of 2023. Based on current planning assumptions, we project top-line results from IMerge Phase 3 to be available in early January 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF or any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals for IMerge Phase 3 and IMpactMF in the U.S. and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries, and the associated costs;
•	the costs and timing necessary to build a sales force in the U.S. to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat, if any;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•	our level of indebtedness and associated debt service obligations;
•

the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel, if travel becomes possible in light of the COVID-19 pandemic; and

•	the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining $25.0 million Tranche C drawdown under the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the capital markets and is expected to have further global economic consequences.  If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Political unrest, such as the current situation with Ukraine and Russia, may also cause volatility and disruption in the global economy. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future drawdown, if available, of the remaining $25.0 million of Tranche C under our Loan Agreement, will be sufficient to fund our operating plans. In this regard, under the Loan Agreement, our ability to draw down any funds under Tranche C is subject to certain conditions, including approval by an investment committee comprised of Hercules and SVB. Without investment committee approval, we will not be eligible to draw down any funds under Tranche C of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat.

In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through completion of IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of December 31, 2021, our accumulated deficit was approximately $1.3 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our hTERT technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any significant revenues. We have no ongoing collaborations related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues.

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

Under the Loan Agreement, drawdowns are available in three tranches, or Tranches A, B and C, subject to certain terms and conditions, including, with respect to Tranche C, approval by an investment committee comprised of Hercules and SVB. Concurrently with the closing of the Loan Agreement, we borrowed $25.0 million of Tranche A. In June 2021, we drew down the remaining $10.0 million available under Tranche A and in December 2021, we drew down $15.0 million available under Tranche B. Without investment committee approval, we will not be eligible to draw funds under Tranche C of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down Tranche C of the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down Tranche C, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

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

The Loan Agreement, as amended in August 2021, also contains financial covenants requiring us to maintain a cash balance in an amount greater than or equal to $30.0 million, commencing June 1, 2022, which balance minimum could be reduced to $20.0 million upon achievement of certain regulatory milestones. Under the amended Loan Agreement, if we enter into certain licensing transactions, this cash covenant requirement would increase to $35.0 million. The breach of any of these restrictive covenants or any other terms of the Loan Agreement would accelerate our obligation to repay our indebtedness under the Loan Agreement, which could have a material adverse effect on our business, business prospects and financial position.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat and the risks and uncertainties regarding our future business viability could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new management or development personnel due to shortages in qualified applicants, or to maintain our current management and personnel due to the increased number of opportunities in the biotechnology sector. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified management and senior personnel in the future on acceptable terms, our ability to further develop and potentially commercialize imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted.

In addition, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the effects of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. In September 2021, we established a subsidiary in the U.K., and our business needs and the expansion of our workforce may require us to establish additional business offices or entities in additional jurisdictions outside of the U.S., or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the operation and maintenance of such entities, and the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to effectively operate and maintain such entities, or be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

Notwithstanding our research and discovery efforts, we expect imetelstat to remain our sole product candidate for the foreseeable future. If we are unable to successfully develop or commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

Other than imetelstat, we do not currently have any other product candidates. While we recently initiated a discovery program to identify a lead compound as a potential next generation oral telomerase inhibitor, our discovery efforts are at an early stage and may not be successful. In this regard, internal discovery efforts to identify new product candidates require substantial technical, financial and human resources, and the outcome of those efforts are uncertain and unpredictable. In addition, these internal discovery efforts may initially show promise in identifying a potential product candidate, yet fail to yield a product candidate for clinical development for a number of reasons, including where the research methodology used may not be successful in identifying a potential product candidate, or where a potential product candidate may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that it is unlikely to be an effective product. Furthermore, in addition to research and development risks, any potential lead compounds identified during discovery may not be patentable, and therefore unsuitable for further development. Likewise, our research efforts to evaluate imetelstat in lymphoid hematologic malignancies may not be successful. In any event, notwithstanding our research and discovery efforts, we remain and expect to continue remain wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations. Similarly, if we are unable to develop new product candidates or to develop imetelstat in lymphoid hematologic malignancies through our internal research and discovery efforts, our business and business prospects would be harmed.

If we seek to establish potential future collaborative arrangements for imetelstat, we may be unable to establish such collaborative arrangements on acceptable terms, or at all, and may have to delay, alter or abandon our imetelstat development and commercialization plans.

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We may seek another collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by the effects of the COVID-19 pandemic on our clinical trial activities and the resulting delays in reporting any results from IMerge Phase 3 and IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

In any event, we are unable to predict when, if ever, we will enter into any collaborative arrangements because of the numerous risks and uncertainties associated with establishing collaborative arrangements. Moreover, given the significant risks and uncertainties regarding the future imetelstat development program, potential collaborative partners may be reluctant to enter into new collaborative arrangements with us, or may only be willing to do so on terms that are not favorable to us. As a result, we may not be successful in finding a new collaborative partner or partners on favorable terms, if at all. If we are unable to negotiate collaborative arrangements, we may have to:

•	delay or curtail the additional development of imetelstat;
•	further delay or abandon the potential commercialization of imetelstat outside of the U.S.;
•	reduce the scope of potential future sales or marketing activities; or
•	increase our expenditures and undertake development or commercialization activities at our own expense, which will require substantial additional capital than our current resources.

In order to advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, as well as undertaking potential commercialization activities for imetelstat in the U.S., we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF or potential future clinical trials of imetelstat, nor will we be able to bring imetelstat to market and generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended and consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on October 21, 2021, we filed our opposition to lead plaintiffs’ motion for class certification. The Court heard oral argument on lead plaintiffs’ motion for class certification on February 24, 2022, but has not yet issued an order deciding the motion. Discovery has commenced. Trial is scheduled to begin on October 31, 2022.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, but has not yet issued an order deciding the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on lead plaintiffs’ motion for class certification in the consolidated class action lawsuit described above; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022, when the court will hold a case management conference.

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

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various governmental patent agencies in other countries over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by the COVID-19 pandemic. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our financial condition, business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

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

In the U.S., the Hatch-Waxman Act permits one patent term extension of up to five years beyond the normal expiration of one patent per product. The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. One of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act.

Similar extensions are also available in certain countries and territories outside the U.S., such as in Japan and in Europe as SPCs. If we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the United States Patent and Trademark Office, or USPTO, in the U.S., and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. Should we seek a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved and, for a method of treatment patent, is limited to the approved indication. Thus, for example, if we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, as approved by the regulatory authorities, our U.S. composition of matter patent will expire in December 2025. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

If regulatory approval of imetelstat occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. If we do not receive marketing approval and submit a request for an SPC before our patents expire in the EEA where we have imetelstat composition of matter patents, our imetelstat composition of matter patents will expire in September 2024. In all other countries outside the U.S. and the EEA where we have imetelstat composition of matter patents, except Japan which provides for interim extensions, either: (a) extension of patent term is not available, and the patents will expire in September 2024, or (b) we may not have market authorization in those countries in sufficient time to file an extension of patent term before our composition of matter patents expire in September 2024. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

The U.S. has enacted and implemented wide-ranging patent reform legislation, including the Leahy-Smith America Invents Act, or the AIA, signed into law on September 16, 2011. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on actions by Congress, the federal courts, and the Patent Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce our existing patents or patents that we may obtain in the future. Occurrence of these events and/or significant impairment of our imetelstat patent rights would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, which might cause us to cease operations.

As a result of the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing that the persons or entities that we name as inventors in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions or inventions that were developed by our former collaboration partner and assigned to us for the future development, commercialization and manufacture of imetelstat. As a result, if we are not the first-inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the United Kingdom from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our United Kingdom patents and our ability to establish and maintain European trademarks in the United Kingdom. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the fourth quarter of 2022 or the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally, and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Filing, prosecuting, maintaining, defending and enforcing patents for imetelstat and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover imetelstat and our technologies. There can be no assurance that we will obtain or maintain patent rights inside or outside the U.S. under any future license agreements. In addition, the laws of some countries outside the U.S. do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., even in jurisdictions where we pursue patent protection, or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with imetelstat and our technologies and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside the U.S. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, many countries outside the U.S. have compulsory licensing laws under which a patent owner must grant licenses to third parties. Proceedings to enforce our patent rights, even if obtained, in jurisdictions outside the U.S. could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. While we intend to protect our intellectual property rights in major markets for imetelstat, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market imetelstat. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own and potentially develop in the future.

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

In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development, manufacturing or commercialization of imetelstat, or may be required to obtain unblocking licenses from such third parties, develop alternative non-infringing technologies, which we may not be able to do at an acceptable cost or on acceptable terms, or at all, or cease the development of imetelstat. If we are unable to resolve an infringement claim successfully, we could be subject to an injunction that would prevent us from potentially commercializing imetelstat and could also require us to pay substantial damages. In addition, while our past collaboration agreements have terminated, we are still subject to indemnification obligations to certain collaborators, including with respect to claims of third-party patent infringement.

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

We are seeking registered trademarks for a commercial trade name for imetelstat in the U.S. and jurisdictions outside of the U.S. and failure to secure such registrations could adversely affect our business.

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many jurisdictions outside of the U.S., third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the EMA respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ATX030, an oral formulation of azacitidine and cedazuridine, by Astex; and a combination treatment regimen of luspatercept and lenalidomide by Bristol Myers Squibb Corporation.

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma, which was recently approved for the treatment of adults with intermediate or high-risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat include momelotinib, a JAK inhibitor, by Sierra Oncology, Inc., or Sierra Oncology; or momelotinib plus AZD5153, a BET inhibitor in-licensed by Sierra Oncology from AstraZeneca in August 2021; pelabresib (CPI-0610), a BET inhibitor, by Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021); navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte Corporation. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, a TGF-beta inhibitor, by Acceleron (acquired by Merck in November 2021), in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc. (acquired by Roche in February

2020); LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, a tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; and KER-050, an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-beta receptor in combination with ruxolitinib, by Keros Therapeutics.

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

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any therapeutic or economic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. Third-party payors may decide that any potential improvement that imetelstat may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the costs of treatment with imetelstat. If the healthcare community does not accept imetelstat for any of the foregoing reasons, or for any other reasons, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects, and might cause us to cease operations.

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

The adoption of health policy changes and healthcare reform in the U.S. may adversely affect our business and financial results.

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and healthcare for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Biden Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

The U.S. and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is possible that the ACA will be subject to judicial or Congressional challenges in the future. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including HIPAA, as amended by HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in this annual report on Form 10-K.

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

Historically, our stock price has been extremely volatile. Between January 1, 2012 and December 31, 2021, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between January 1, 2021 and December 31, 2021, the price has ranged between a high of $2.36 per share and a low of $1.19 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
•

obtaining substantial additional capital, on commercially reasonable terms, necessary to advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;

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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of the COVID-19 pandemic or geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), could materially and adversely affect the market price of our common stock and the return on our stockholders’ investment in our securities.

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending putative securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and one of our officers have been named as defendants in two putative securities class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, the District Court for the District of Delaware and the California Superior Court for the County of San Mateo, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3 and IMpactMF and/or could preclude or delay potential future clinical trials, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or could preclude or delay commercialization efforts.

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. On February 3, 2022, the closing price of our common stock was $0.99 per share, and while the closing price of our common stock rose to $1.01 per share on February 4, 2022, and has subsequently remained at or above the minimum closing bid price of $1.00 per share from February 4, 2022 through the date of this filing, it may in the future fall below the closing minimum bid price of $1.00 per share. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement once the temporary suspension is lifted, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

As of December 31, 2021, we had 675,000,000 shares of common stock authorized for issuance and 323,731,591 shares of common stock outstanding. In addition, we had reserved 133,292,810 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants as of December 31, 2021.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2020 Sales Agreement with B. Riley Securities, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding stock options and shares of common stock reserved for issuance under our stock option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on stockholders’ investment.

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

RISKS RELATED TO INFORMATION TECHNOLOGY SYSTEMS,

DATA SECURITY AND DATA PRIVACY

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations and actions; litigation; fines and penalties; a disruption of our business operations such as our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

In the ordinary course of our business, we (and third parties upon which we rely) may collect, receive, store, process, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process (commonly known as processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third party service providers to establish and maintain appropriate information technology and data security protections over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for contractual duties and obligations, we have limited ability to control their safeguards and actions related to such matters, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. In particular, the COVID-19 pandemic has caused us to modify our business and information technology practices, including that most of our employees continue to work remotely. Additionally, the prevalent use of mobile devices that access our sensitive information increases the risk of breaches.

Our information technology systems, including in our remote work environment as a result of the COVID-19 pandemic, and those of the third parties upon which we rely, are potentially vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as “hackers,” threat or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or intrusions, malware, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters, terrorism, war, and telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services. These threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such breaches could be significant, including potentially requiring us to modify our business (including non-clinical and clinical trial activities), and while we have implemented security measures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be successful. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred.

If we or third parties upon which we rely experience or are perceived to have experienced a breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), interruptions in our operations, including disruption of our imetelstat development program, interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data), reputational harm, litigation (including class action claims), indemnification obligations, negative publicity, monetary fund diversions, financial loss, and other harms. In addition, such a breach may require notification of the breach to relevant stakeholders. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Many of our contracts with relevant stakeholders include obligations relating to the safeguard of sensitive information, and a breach could lead to claims against us by such stakeholders. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims relating to our data privacy and security obligations. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. We are therefore subject to or affected by numerous data privacy and security obligations, such as various federal, state, local and foreign laws, regulations, guidances, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing of personal data by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among jurisdictions or conflict. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and guidances is high and is likely to increase in the future. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) (EU) 2016/679, or the EU GDPR, imposes strict requirements on the processing of personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Certain jurisdictions, including the EU and the UK, have enacted data localization laws and cross-border personal data transfer laws, which would make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The processing of sensitive personal data, such as physical health conditions, is a topic of active interest among foreign regulators. As we expand into countries and jurisdictions outside the U.S., we may be subject to additional laws and regulations that may affect how we conduct business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the U.S. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, the UK similarly restricts personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The GDPR has increased our responsibility and potential liability in relation to personal data that we process or control compared to prior EU law, including in clinical trials, which could divert management’s attention and increase our cost of doing business; limit our ability to collaborate with parties that are subject to European and other data privacy and security laws; or require us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health data. Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is anticipated that the California Privacy Rights Act of 2020, or CPRA, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials if any); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

General Risk FACTORs

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions. Furthermore, other events, such as the armed conflict between Russia and Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. There is a risk that one or more of our CROs, suppliers, and other contractors and consultants might not survive an economic downturn. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our ability to develop and potentially commercialize imetelstat could be disrupted if our operations or those of our CROs and other contractors or consultants are affected by geopolitical events, man-made or natural disasters or other business interruptions. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our CROs, contractors and consultants, and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our annual reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In the past, our independent registered public accounting firm provided an opinion annually on the effectiveness of our internal control over financial reporting. As a smaller reporting company, we are no longer subject to this requirement.

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

See Note 6 on Commitments and Contingencies in Notes to Financial Statements of this annual report on Form 10‑K for information on legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol GERN. As of March 1, 2022, there were approximately 493 stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no unregistered sales of equity securities by us.

ITEM 6.	[RESERVED]
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Summary

Geron is a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, a first-in-class telomerase inhibitor. Geron’s vision is to become a leader in the treatment of blood cancers, or hematologic malignancies, and is committed to improving and extending the lives of patients by changing the course of these diseases by targeting telomerase. We believe data from our prior Phase 2 clinical trials provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which indicate potential disease-modifying activity. We believe this potential disease modification may differentiate imetelstat from other currently approved and investigational treatments in myeloid hematologic malignancies.

We are conducting two ongoing Phase 3 clinical trials that are designed to enable registration of imetelstat: (i) IMerge Phase 3 in lower risk MDS, and (ii) IMpactMF in refractory MF. In the first half of 2022, we plan to start IMproveMF, a Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline MF patients. In addition, in 2022, in collaboration with key opinion leaders with expertise in AML, we plan to support one or more investigator-led clinical trials in AML and higher risk MDS to evaluate imetelstat as a single agent and in combination with venetoclax or hypomethylating agents, or HMAs.

For IMerge Phase 3, we expect top-line results to be available in early January 2023, based on current planning assumptions. Assuming the results of IMerge Phase 3 support regulatory submissions, we plan to submit a New Drug Application, or NDA, in the U.S. in the first half of 2023, and a marketing authorization application, or MAA, in Europe in the second half of 2023, for imetelstat in lower risk MDS. Under either priority or standard review for the NDA and, upon potential approval by the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the U.S. could occur as early as the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and, if approved, that commercial launch of imetelstat in lower risk MDS in Europe could occur as early as the second half of 2024.

For IMpactMF, under current planning assumptions, we expect the trial to be fully enrolled in 2024. In addition, we expect the interim analysis for overall survival, or OS, for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

Imetelstat has been granted Fast Track designations by the FDA for the treatment of patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA, and for the treatment of patients with myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associated kinase, or JAK, inhibitor, also known as relapsed/refractory MF. Imetelstat has also been granted orphan drug designations by the FDA in the U.S. and by the European Commission for the EMA in the EU for the treatment of myelodysplastic syndromes, or MDS, and also for the treatment of MF. In October 2021, we gained access to the Innovative Licensing and Access Pathway, or ILAP, in the U.K. through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS.

Stage-Gated Milestone-Driven Commercial Plans for Imetelstat

If imetelstat is approved for marketing by regulatory authorities, we plan to commercialize imetelstat ourselves in the U.S. and may seek commercialization partners for territories outside of the U.S. Given these plans, we have developed a potential commercial launch plan that is driven by the achievement of certain clinical milestones, such as achieving top-line results in lower risk MDS in early January 2023. In 2022, we plan to conduct preliminary commercial preparations, such as enhancing and/or establishing company processes and systems to support a potential commercial launch if imetelstat is approved in lower risk MDS, refining market research in lower risk MDS and refractory MF and hiring commercial leadership in pricing, market analytics and marketing. In addition, we plan to evaluate our strategy for potential commercialization of imetelstat in Europe.

Financial Resources

As of December 31, 2021, we had approximately $212.7 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Under current planning assumptions, we believe our existing capital resources will be sufficient to fund our current level of operations until the end of the first quarter of 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see the sub-section entitled “Risks Related to COVID-19” under “Risk Factors” in Part I, Item 1A and Note 6 on Commitments and Contingencies – Risks Related to COVID-19 in Notes to Financial Statements of this annual report on Form 10-K.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of December 31, 2021, we had approximately $212.7 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities, and a long-term debt principal balance of $50.0 million.

In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement with Hercules and SVB. This loan amount bears the same interest rate of 9.0% as the initial drawdown under Tranche A. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25.0 million to $30.0 million, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30.0 million to $35.0 million. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants.

In December 2021, we drew down $15.0 million available under Tranche B of the Loan Agreement with Hercules and SVB. This loan amount bears the same interest rate of 9.0% as the drawdowns under Tranche A. See Note 8 on Debt in Notes to Financial Statements of this annual report on Form 10‑K for additional information on the Loan Agreement.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of December 31, 2021, we had an accumulated deficit of approximately $1.3 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat will require significant additional clinical testing prior to possible regulatory approval in the U.S. and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program through late-stage development, including the conduct and completion of IMerge Phase 3 and IMpactMF. To further advance the imetelstat program, including conducting the clinical and regulatory activities necessary to obtain regulatory approval for imetelstat and establishing sales and marketing capabilities to commercialize imetelstat in the U.S. on our own, if regulatory approval is granted, substantial additional capital will be required. If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. We do not expect imetelstat to be commercially available for many years, if at all.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Financial Statements of this annual report on Form 10-K describes the significant accounting policies used in the preparation of our financial statements. Certain of these significant accounting estimates are considered to be critical, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes historically have been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are stated fairly in accordance with accounting principles generally accepted in the U.S., and meaningfully present our financial condition and results of operations.

We believe the following accounting estimates reflect our critical estimates and assumptions used in the preparation of our financial statements:

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

Financial instruments classified as Level 1 include money market funds and certificates of deposit, representing approximately 12% of our total financial instruments classified as assets measured at fair value as of December 31, 2021. Financial instruments classified as Level 2 include commercial paper, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, and corporate notes, representing approximately 88% of our total financial instruments classified as assets measured at fair value as of December 31, 2021. The price for each security at the measurement date is derived from various sources. Periodically, we assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers from broker quotes as well as reviewing the pricing methodologies used by our portfolio managers. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices.

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

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We evaluate the assumptions used in estimating the incremental borrowing rate by reviewing industry and regional data for operating leases and loans with similar terms. We have not made any revisions to borrowing rate estimates. If the basis for the incremental borrowing rate estimate were to change, then the present value of remaining lease payments could differ significantly which would affect the value recognized for the right-of-use assets and corresponding lease liabilities on our balance sheets. See Note 7 on Operating Leases in Notes to Financial Statements of this annual report on Form 10-K for further discussion of our operating lease obligations.

Clinical Trial Accruals

Our current imetelstat clinical trials are being supported by contract research organizations, or CROs, and other vendors. Invoicing from CROs for services rendered can be delayed several months, or longer. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, project management costs, and investigator fees. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. We maintain regular communications with our CRO vendors to assess the reasonableness of our estimates. To date, differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. However, if we incorrectly estimate activity levels associated with the CRO services at a given point in time, we could be required to record material adjustments in future periods.

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

Option‑pricing model assumptions, such as expected volatility, expected term and risk‑free interest rate, impact the fair value estimate. Expected volatilities are based on historical volatilities of our stock since traded options on our common stock do not correspond to option terms and trading volume of options is limited. The expected term of stock options represents the period of time that stock options granted are expected to be outstanding. In deriving this assumption, we review actual historical exercise and post‑vesting cancellation data and the remaining outstanding stock options not yet exercised or cancelled. For performance-based stock options, we also assess the projected timing of potential achievement of the milestones. The expected term of employees’ purchase rights under our ESPP is equal to the purchase period. The risk‑free interest rate is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant. Forfeiture rates are estimated based on historical data and are adjusted, if necessary, over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

We evaluate the assumptions used in estimating grant‑date fair values of our share‑based payment awards by reviewing current trends in comparison to historical data on an annual basis. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information. We have not revised the methods by which we derive assumptions in order to estimate grant‑date fair values of our share‑based payment awards. If factors change and we employ different assumptions in future periods, the stock‑based compensation expense that we record for share‑based payment awards to employees and directors may differ significantly from what we have recorded in the current period.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results.

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to the COVID-19 pandemic or geopolitical events; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

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

We recognized license fee revenues of $28,000, $55,000 and $96,000 in 2021, 2020 and 2019, respectively, related to our various agreements. The decrease in license fee revenues in 2021 and 2020 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology.

We recognized royalty revenues of $1.4 million, $198,000 and $364,000 in 2021, 2020 and 2019, respectively. Royalty revenues in 2021, 2020 and 2019 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets. The increase in royalty revenues in 2021 primarily reflects retroactive royalties of approximately $911,000 on product sales of cell-based research products. The decrease in royalty revenues in 2020 primarily reflects expiration of licenses which eliminated the obligation to pay royalties on product sales.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. Absent the one-time payment of retroactive royalties, we expect revenues in 2022 to be lower than 2021 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the years ended December 31, 2021, 2020 and 2019, imetelstat was the sole development program we supported. In 2021, we also supported a research discovery program related to potential next generation telomerase inhibitors. For the imetelstat program, we incur direct external, personnel related and other research and development costs. For the years ended December 31, 2021, 2020 and 2019, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. For the year ended December 31, 2019, direct external expenses also included 100% of the clinical development costs incurred by Janssen for operational support of the imetelstat program during the transition period. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Direct external research and development expenses:
Clinical program: Imetelstat	$61,516	$33,838	$39,263
Personnel related expenses	19,716	14,566	10,126
All other research and development expenses	4,495	3,084	2,683
Total	$85,727	$51,488	$52,072

The increase in research and development expenses in 2021 primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 clinical trials, IMerge and IMpactMF, as well as increased costs for producing validation batches at contract manufacturers to enable future production of imetelstat for clinical and potential commercial purposes. The decrease in research and development expenses in 2020 primarily reflects the net result of lower direct external expenses due to the completion of the imetelstat program transition to us from Janssen, the closing of IMbark and reduced purchases of raw materials, drug substance and drug product, partially offset by higher expenses for IMerge Phase 3 and start-up activities for IMpactMF. In addition, personnel-related expenses have increased in 2021 and 2020 as a result of additional development and manufacturing headcount being hired.

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

We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF, the planned IMproveMF trial and planned investigator-led trials in AML and higher risk MDS. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub-sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” under “Risk Factors” in Part I, Item 1A and elsewhere in this annual report on Form 10‑K.

General and Administrative Expenses

General and administrative expenses were $29.7 million, $25.7 million and $20.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in general and administrative expenses in 2021 primarily reflects new costs in connection with pre-commercial activities, including costs of $2.8 million for modernizing our internal infrastructure to support a potential commercial launch, and higher legal costs of $1.3 million. The increase in 2020 primarily reflects higher personnel-related costs of $2.6 million for additional headcount to support growing operational activities associated with international clinical trial activities and higher overall company headcount and increased legal costs of $1.6 million. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercialization preparatory activities continue.

Interest Income

Interest income was $527,000, $1.8 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in interest income in 2021 and 2020 reflects lower yields on our marketable securities portfolio due to declining interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $3.7 million and $760,000 for the years ended December 31, 2021 and 2020, respectively. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. The

Loan Agreement was effective September 30, 2020. As such, no comparable interest expense amounts were recognized for the year ended December 31, 2019.

Change in Fair Value of Equity Investment

We remeasured the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes was included on our statements of operations. In the first quarter of 2021, we sold our entire equity investment, resulting in a net realized gain which has been recognized in other income and expense (see below). For the years ended December 31, 2020 and 2019, there was an increase in the fair value of our equity investment of $60,000 and a decrease in fair value of our equity investment of $195,000, respectively, resulting from observable price changes in the equity investment. As a result of the sale of our equity investment in the first quarter of 2021, no comparable change in fair value was included on our statements of operations for the year ended December 31, 2021.

Other Income and (Expense), Net

Net other income was $1.1 million and $168,000 for the years ended December 31, 2021 and 2020, respectively. Net other expense was $69,000 for the year ended December 31, 2019. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. During the third quarter of 2020, we recognized other income of $182,000 for the share exchange of our equity investment upon its acquisition. Also included in other income were realized losses of $34,000 for the sales of our equity investment during the third quarter of 2020. See Note 2 on Fair Value Measurements – Equity Investment in Notes to Financial Statements of this annual report on Form 10‑K for additional information about the sales of our equity investment. Other income and (expense) also includes bank charges related to our cash operating accounts and marketable securities portfolio.

Liquidity and Capital Resources

As of December 31, 2021, we had cash, restricted cash, cash equivalents and marketable securities of $212.7 million, compared to $260.0 million at December 31, 2020. The decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities from December 31, 2020 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of approximately $20.4 million from sales of our common stock under the 2020 Sales Agreement, as described below, and proceeds from an additional drawdowns of debt. In June 2021, we drew down the remaining $10.0 million available under Tranche A of the Loan Agreement. In December 2021, we drew down $15.0 million available under Tranche B of the Loan Agreement. As of December 31, 2021, we have an outstanding principal balance of $50.0 million in long-term debt. See Note 8 on Debt in Notes to Financial Statements of this annual report on Form 10‑K for additional information on the Loan Agreement.

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

In May 2018, we entered into the 2018 Sales Agreement with B. Riley FBR, pursuant to which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. Pursuant to the 2018 Sales Agreement, B. Riley FBR sold our common stock at market prices prevailing at the time of sale for which B. Riley FBR received an aggregate commission rate equal to up to 3.0% of the gross proceeds. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock under the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4.1 million after deducting sales commissions and other offering expenses payable by us. The 2018 Sales Agreement has been superseded by the 2020 Sales Agreement (see below).

On September 4, 2020, we entered into the 2020 Sales Agreement pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20.4 million, after deducting sales commissions and other offering expenses payable by us. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of December 31, 2021. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

Financing Strategy

We may, from time to time, consider additional funding through a combination of new collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Future Funding Requirements

Under current planning assumptions, we believe that our existing capital resources, together with future interest income, will be sufficient to fund our current level of operations until the end of the first quarter of 2023. Based on current planning assumptions, we project top-line results from IMerge Phase 3 to be available in early January 2023. If top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3. In any event, we will require substantial additional funding to further advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

•

the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;

•

delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF or any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic or for any other reasons;

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals for IMerge Phase 3 and IMpactMF in the U.S. and in other countries;

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

•	our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S. and other countries, and the associated costs;
•	the costs and timing necessary to build a sales force in the U.S. to market and sell imetelstat, should it receive regulatory approval;
•	the sales price for imetelstat, if any;
•	the availability of coverage and adequate third-party reimbursement for imetelstat;
•	expenses associated with the pending putative securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;
•	the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•	our level of indebtedness and associated debt service obligations;
•

the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel, if travel becomes possible in light of the COVID-19 pandemic; and

•	the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted with any further delays in reporting results from IMerge Phase 3 or IMpactMF. For example, if top-line results from IMerge Phase 3 are not available until after the end of the first quarter of 2023, we will require additional capital to reach top-line results in IMerge Phase 3, which may not be possible for us to obtain on acceptable terms, or at all.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining $25.0 million Tranche C drawdown under the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Political unrest, such as the current situation with Ukraine and Russia, may also cause volatility and disruption in the global economy. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities, or potential future drawdown, if available, of the remaining $25.0 million of Tranche C under our Loan Agreement, will be sufficient to fund our operating plans. In this regard, under the Loan Agreement, our ability to draw down any funds under Tranche C is subject to certain conditions, including approval by an investment committee comprised of Hercules and SVB. Without investment committee approval, we will not be eligible to draw down any funds under Tranche C of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat.

In any event, we will continue to need substantial additional funds to meet operational needs and capital requirements to advance the imetelstat program in clinical development, including through completion of IMerge Phase 3 and IMpactMF and potential commercialization of imetelstat in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMerge Phase 3 and IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities

Net cash used in operating activities was $95.6 million, $66.7 million and $43.8 million in 2021, 2020 and 2019, respectively. The increase in net cash used in operating activities in 2021 and 2020 primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, manufacturing validation batches of imetelstat and increases in headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2021 and 2019 was $71.9 million and $27.4 million, respectively. Net cash used in investing activities in 2020 was $105.3 million. Net cash provided by investing activities in 2021 and 2019 primarily reflects a higher rate of maturities than purchases of marketable securities. Net cash used in investing activities in 2020 primarily reflects a higher rate of purchases than maturities of marketable securities resulting from the investment of net cash proceeds from the underwritten public offering completed in 2020.

For the three years ended December 31, 2021, we purchased approximately $1.0 million in property and equipment, none of which was financed through equipment financing arrangements.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2021, 2020 and 2019 was $48.6 million, $168.3 million and $19.5 million, respectively. Financing activities in 2021, 2020 and 2019 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement in 2021, the receipt of $140.2 million in net proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020, receipt of net cash proceeds from the sales of our common stock under the 2018 Sales Agreement with B. Riley FBR in 2020 and 2019 and aggregate drawdowns of $25.0 million in each of 2021 and 2020 under the Loan Agreement with Hercules and SVB.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under non-cancellable operating leases. The aggregate amount of future operating lease payments over the term of our leases is $6.7 million as of December 31, 2021. For additional information on our leases and timing of future payments, see Note 7 on Operating Leases in Notes to Financial Statements of this annual report on Form 10‑K.

In the normal course of business, we enter into agreements with CROs for clinical trials and CMOs for clinical supply manufacturing and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geron Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Geron Corporation (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company recorded research and development expenses of $85.7 million for the year ended December 31, 2021. As described in Note 1, research and development expenses are expensed as incurred. Research and development expenses include fees paid to contract research organizations (“CROs”), and other vendors, that conduct certain research and development activities on behalf of the Company. Accrued expenses for clinical trial activities performed by CROs are based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, the activities conducted by each clinical site, and the duration and level of activities for each patient in the trial. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. The accrued expense estimates are based on the best information available.

Auditing the accounting for accrued clinical trial expenses is complex because of the high volume of data used in management’s estimates, the assumptions used by management to develop their estimates and the extensive verification to determine the costs incurred and extent of the services performed by CROs and other vendors during the reporting period and as of the balance sheet date.

How We Addressed the Matter in Our Audit

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

Redwood City, California

March 10, 2022

GERON CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,871	$9,925
Restricted cash	364	363
Marketable securities	148,851	186,350
Interest and other receivables	1,763	722
Prepaid and other current assets	1,357	2,497
Total current assets	187,206	199,857
Noncurrent marketable securities	28,651	63,387
Property and equipment, net	650	658
Operating leases, right-of-use assets	4,727	5,295
Deposits and other assets	4,800	1,531
	$226,034	$270,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,687	$6,919
Accrued compensation and benefits	8,099	8,218
Operating lease liabilities	901	878
Accrued liabilities	29,834	14,925
Total current liabilities	45,521	30,940
Noncurrent operating lease liabilities	4,267	4,799
Noncurrent debt	49,830	24,042
Total liabilities	99,618	59,781
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 675,000,000 and 450,000,000 shares authorized at December 31, 2021 and 2020, respectively; 323,731,591 and 310,566,853 shares issued and outstanding at December 31, 2021 and 2020, respectively	324	310
Additional paid-in capital	1,398,006	1,366,188
Accumulated deficit	(1,271,741)	(1,155,629)
Accumulated other comprehensive (loss) gain	(173)	78
Total stockholders' equity	126,416	210,947
	$226,034	$270,728

See accompanying notes.

GERON CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Revenues:
License fees and royalties	$1,393	$253	$460
Operating expenses:
Research and development	85,727	51,488	52,072
General and administrative	29,665	25,678	20,893
Total operating expenses	115,392	77,166	72,965
Loss from operations	(113,999)	(76,913)	(72,505)
Interest income	527	1,828	4,221
Interest expense	(3,740)	(760)	—
Change in fair value of equity investment	—	60	(195)
Other income and (expense), net	1,100	168	(69)
Net loss	$(116,112)	$(75,617)	$(68,548)

Basic and diluted net loss per share	$(0.35)	$(0.28)	$(0.36)

Shares used in computing basic and diluted net loss per share	327,631,814	271,460,265	190,160,311

See accompanying notes.

GERON CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(116,112)	$(75,617)	$(68,548)
Net unrealized (loss) gain on marketable securities	(251)	(54)	315
Comprehensive loss	$(116,363)	$(75,671)	$(68,233)

See accompanying notes.

GERON CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2018	186,392,682	$186	$1,189,194	$(1,011,464)	$(183)	$177,733
Net loss	—	—	—	(68,548)	—	(68,548)
Other comprehensive income	—	—	—	—	315	315
Issuance of common stock in connection with at market offering, net of issuance costs of $481	13,214,867	14	19,281	—	—	19,295
Stock-based compensation related to issuance of common stock and options in exchange for services	29,150	—	68	—	—	68
Issuances of common stock under equity plans	177,882	—	204	—	—	204
Stock-based compensation for equity- based awards to employees and directors	—	—	6,079	—	—	6,079
401(k) contribution	—	—	9	—	—	9
Balances at December 31, 2019	199,814,581	200	1,214,835	(1,080,012)	132	135,155
Net loss	—	—	—	(75,617)	—	(75,617)
Other comprehensive loss	—	—	—	—	(54)	(54)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $144	3,496,616	3	4,072	—	—	4,075
Issuance of common stock in connection with exercise of warrants	12,500	—	16	—	—	16
Stock-based compensation related to issuance of common stock and options in exchange for services	17,986	—	85	—	—	85
Issuances of common stock under equity plans	175,795	—	208	—	—	208
Stock-based compensation for equity- based awards to employees and directors	—	—	6,895	—	—	6,895
Balances at December 31, 2020	310,566,853	310	1,366,188	(1,155,629)	78	210,947
Net loss	—	—	—	(116,112)	—	(116,112)
Other comprehensive loss	—	—	—	—	(251)	(251)
Issuance of common stock in connection with at market offering, net of issuance costs of $470	10,571,556	11	20,374	—	—	20,385
Issuance of common stock in connection with exercise of warrants	1,906,341	2	2,477	—	—	2,479
Stock-based compensation related to issuance of common stock and options in exchange for services	20,783	—	91	—	—	91
Issuances of common stock under equity plans	666,058	1	796	—	—	797
Stock-based compensation for equity- based awards to employees and directors	—	—	8,080	—	—	8,080
Balances at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416

See accompanying notes.

GERON CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(116,112)	$(75,617)	$(68,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	158	64
Accretion and amortization on investments, net	1,424	818	(1,534)
Amortization of debt issuance costs/debt discount	893	179	—
Gain on sales of available for sale securities	—	(19)	—
Net gain on exchange and sales of equity investment	(1,233)	(148)	—
Change in fair value of equity investment, including foreign currency translation	—	(163)	196
Stock-based compensation for services by non-employees	91	85	68
Stock-based compensation for employees and directors	8,080	6,895	6,079
Amortization related to 401(k) contributions	—	—	9
Amortization of right-of-use assets	568	777	712
Changes in assets and liabilities:
Interest and other receivables	(1,041)	80	366
Prepaid and other current assets	1,317	(1,286)	121
Deposit and other assets	(3,807)	(206)	(964)
Accounts payable	(232)	5,731	199
Accrued compensation and benefits	(119)	3,388	2,188
Amount due to Janssen Biotech, Inc.	—	(14,269)	11,659
Accrued liabilities	14,909	7,397	6,211
Operating lease liabilities	(509)	(452)	(655)
Net cash used in operating activities	(95,556)	(66,652)	(43,829)
Cash flows from investing activities:
Purchases of property and equipment	(207)	(401)	(413)
Purchases of marketable securities	(177,434)	(313,201)	(153,467)
Proceeds from sales of securities available for sale	—	7,681	—
Proceeds from maturities of marketable securities	247,994	200,262	181,280
Proceeds from sales of equity investment	1,594	339	—
Net cash provided by (used in) investing activities	71,947	(105,320)	27,400
Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	797	208	204
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	—	140,184	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	20,385	4,075	19,295
Proceeds from exercise of warrants	2,479	16	—
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	24,895	23,863	—
Net cash provided by financing activities	48,556	168,346	19,499
Net increase (decrease) in cash, cash equivalents and restricted cash	24,947	(3,626)	3,070
Cash, cash equivalents and restricted cash at the beginning of the period	10,288	13,914	10,844
Cash, cash equivalents and restricted cash at the end of the period	$35,235	$10,288	$13,914

See accompanying notes.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Geron Corporation, or we or Geron, was incorporated in the State of Delaware on November 28, 1990. We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic malignancies. We have global rights to imetelstat, a first in class telomerase inhibitor, which was discovered and developed at Geron. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share. We included the pre-funded warrant in the computation of basic net loss per share, as applicable, since the exercise price is negligible, and the pre-funded warrant may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying statements of operations. Since we incurred a net loss for 2021, 2020, and 2019, the diluted net loss per share calculation excludes potential dilutive securities of 105,725,875, 101,881,391 and 38,151,906 shares, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes.

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other‑than‑temporary impairment charges on our available‑for‑sale securities for the years ended December 31, 2021, 2020 and 2019. See Note 2 on Fair Value Measurements.

Equity Investments

We measure our investment in equity securities at fair value at each reporting date. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense on our statements of operations.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the estimated rate to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates resulting from our independent efforts as well as efforts associated with prior collaboration agreements. These expenses include, but are not limited to, in-process research and development acquired in an asset acquisition and deemed to have no alternative future use, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost sharing arrangements with collaborative partners and research-related overhead. Research and development costs are expensed as incurred, including costs incurred under our collaboration and/or license agreements, if any.

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

Stock‑Based Compensation

We maintain various stock incentive plans under which stock options and restricted stock awards are granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black Scholes option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

We measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our statements of operations. For additional information, see Note 9 on Stockholders’ Equity.

Accumulated Other Comprehensive Gain (Loss)

Accumulated other comprehensive gain (loss) includes certain changes in stockholders’ equity which are excluded from net income (loss). Accumulated other comprehensive (loss) gain on our balance sheets as of December 31, 2021 and 2020, respectively, is solely comprised of net unrealized gains and losses on marketable securities.

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

Recent Accounting Pronouncements

New Accounting Pronouncement – Recently Adopted

In October 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs, or ASU 2020-08, which clarifies that “an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period.” We adopted ASU 2020-08 as of January 1, 2021. The adoption of this new guidance did not have a material impact on our financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The key elements of ASU 2020-06 aim to reduce unnecessary complexity in GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For contracts in an entity’s own equity, the FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities that are not smaller reporting companies. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We plan to adopt ASU 2020-06 as of January 1, 2024. We do not expect the adoption of this standard to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,207	$—	$—	$24,207
Commercial paper	7,499	—	—	7,499
	$31,706	$—	$—	$31,706

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364
Marketable securities:
U.S. Treasury securities (due in less than one year)	$15,585	$—	$(18)	$15,567
U.S. Treasury securities (due in one to two years)	1,524	—	(3)	1,521
Municipal securities (due in one to two years)	3,000	—	(15)	2,985
Government-sponsored enterprise securities (due in less than one year)	12,500	—	(7)	12,493
Commercial paper (due in less than one year)	84,398	2	(38)	84,362
Corporate notes (due in less than one year)	36,444	2	(17)	36,429
Corporate notes (due in one to two years)	24,224	—	(79)	24,145
	$177,675	$4	$(177)	$177,502

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2020 were as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$4,356	$—	$—	$4,356

Restricted cash:
Money market fund	$92	$—	$—	$92
Certificate of deposit	271	—	—	271
	$363	$—	$—	$363
Marketable securities:
U.S. Treasury securities (due in less than one year)	$5,608	$2	$—	$5,610
U.S. Treasury securities (due in one to two years)	5,093	2	—	5,095
Government-sponsored enterprise securities (due in less than one year)	5,249	3	—	5,252
Government-sponsored enterprise securities (due in one to two years)	23,499	7	(1)	23,505
Commercial paper (due in less than one year)	112,388	29	(8)	112,409
Corporate notes (due in less than one year)	63,051	35	(7)	63,079
Corporate notes (due in one to two years)	34,771	33	(17)	34,787
	$249,659	$111	$(33)	$249,737

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at December 31, 2021 and 2020 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2021:
U.S. Treasury securities (due in less than one year)	$15,567	$(18)	$—	$—	$15,567	$(18)
U.S. Treasury securities (due in one to two years)	1,521	(3)	—	—	1,521	(3)
Municipal securities (due in one to two years)	2,985	(15)	—	—	2,985	(15)
Government-sponsored enterprise securities (due in less than one year)	1,500	—	4,993	(7)	6,493	(7)
Commercial paper (due in less than one year)	66,872	(38)	—	—	66,872	(38)
Corporate notes (due in less than one year)	16,001	(17)	—	—	16,001	(17)
Corporate notes (due in one to two years)	24,145	(79)	—	—	24,145	(79)
	$128,591	$(170)	$4,993	$(7)	$133,584	$(177)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2020:
Government-sponsored enterprise securities (due in one to two years)	$4,999	$(1)	$—	$—	$4,999	$(1)
Commercial paper (due in less than one year)	22,956	(8)	—	—	22,956	(8)
Corporate notes (due in less than one year)	12,573	(7)	—	—	12,573	(7)
Corporate notes (due in one to two years)	16,322	(17)	—	—	16,322	(17)
	$56,850	$(33)	$—	$—	$56,850	$(33)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of December 31, 2021 and 2020 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of December 31, 2021 and 2020 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the current COVID-19 pandemic. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Money market funds(1)	$24,207	$—	$—	$24,207
U.S. Treasury securities(2)(3)	—	17,088	—	17,088
Municipal securities(3)	—	2,985	—	2,985
Government-sponsored enterprise securities(2)	—	12,493	—	12,493
Commercial paper(1)(2)	—	91,861	—	91,861
Corporate notes(2)(3)	—	60,574	—	60,574
Total	$24,207	$185,001	$—	$209,208
As of December 31, 2020:
Money market funds(1)	$4,356	$—	$—	$4,356
U.S. Treasury securities(2)(3)	—	10,705	—	10,705
Government-sponsored enterprise securities(2)(3)	—	28,757	—	28,757
Commercial paper(2)	—	112,409	—	112,409
Corporate notes(2)(3)	—	97,866	—	97,866
Equity investment(4)	—	361	—	361
Total	$4,356	$250,098	$—	$254,454

(1)	Included in cash and cash equivalents on our balance sheets.
(2)	Included in current portion of marketable securities on our balance sheets.
(3)	Included in noncurrent portion of marketable securities on our balance sheets.
(4)	Included in deposits and other assets on our balance sheets. See “Equity Investment” in this Note 2 for further discussion of this equity investment.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to them for our hTERT technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. Since the adoption of ASU 2016-01 on January 1, 2018, we reassessed the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value was recognized on our statements of operations.

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

Effective December 1, 2020, BARD1 completed a 1 for 30 reverse stock split. Consequently, as of December 31, 2020, we held 688,929 shares of BARD1 and the fair value of those shares was $361,000, as reported on the Australian stock exchange and translated into U.S. dollars. For the year ended December 31, 2020, we recognized an increase in fair value of equity investment of $60,000 related to observable price changes. For the year ended December 31, 2019, we recognized a decrease in fair value of equity investment of $195,000 related to observable price changes. For the years ended December 31, 2020 and 2019 we also recognized a gain of $103,000 and a loss of $1,000, respectively, related to foreign currency translation from Australian dollar to U.S. dollar, which were included in other income and expense on our statements of operations.

During the first quarter of 2021, we sold all of our holdings in BARD1 and recognized a net gain of approximately $1,233,000 from the sales, including gains from foreign currency translation adjustments, which has been included in other income and expense on our statements of operations. As of March 31, 2021, no value remained for our equity investment in BARD1.

Credit Risk

We currently place our cash, restricted cash, cash equivalents and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

3. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

	December 31,
(In thousands)	2021	2020
Furniture and computer equipment	$1,171	$1,079
Leasehold improvements	129	192
	1,300	1,271
Less accumulated depreciation and amortization	(650)	(613)
	$650	$658

4. LICENSE AGREEMENTS

Former Collaboration Agreement with Janssen Biotech, Inc.

On November 13, 2014, we and Janssen entered into the Collaboration Agreement under which we granted to Janssen exclusive worldwide rights to develop and commercialize imetelstat for all human therapeutic uses, including myeloid hematologic malignancies. Janssen terminated the Collaboration Agreement effective September 28, 2018, upon which we regained the global rights to the imetelstat program and are continuing development of imetelstat on our own. As a result of the termination of the Collaboration Agreement, we will not receive any milestone payments or royalties from Janssen for the development or commercialization of imetelstat, including any clinical development or sales milestones, and Janssen has no obligations to us or any third parties, such as clinical sites or vendors, to fund any potential future imetelstat clinical trials. Under the termination provisions of the Collaboration Agreement, during transition of the program to us, Janssen was required to provide certain operational support for the imetelstat program through September 28, 2019. Operational support from Janssen included clinical development activities, such as continuing monitoring and treatment of patients in ongoing imetelstat clinical trials. In 2019, we reimbursed Janssen 100% for the costs of such operational support.

On June 14, 2019, we entered into a Clinical Supply Agreement, or Supply Agreement, with Janssen to purchase certain inventories of drug product, drug substance and raw materials for imetelstat manufacturing. As of December 31, 2019, activities under the Supply Agreement were fully complete, resulting in an aggregate amount due to Janssen of $14,269,000, which we paid in full in the first quarter of 2020. No amounts remained due to Janssen under the Supply Agreement as of December 31, 2020.

Janssen Pharmaceuticals, Inc. License Agreement

On September 15, 2016, we entered into the License Agreement with Janssen Pharmaceuticals whereby we granted to Janssen Pharmaceuticals an exclusive worldwide license, or the Exclusive License, under our proprietary patents for the research, development and commercialization of products based on specialized oligonucleotide backbone chemistry and novel amidates for ribonucleic acid interference. In addition to the Exclusive License, we granted to Janssen Pharmaceuticals a non‑exclusive worldwide license, or the Non‑Exclusive License, under our patents covering the synthesis of monomers. This agreement was terminated effective April 2021.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2021	2020
CRO and clinical trial costs	$22,804	$11,800
Manufacturing activities	4,123	1,903
Professional legal and accounting fees	2,030	640
Interest payable	336	194
Other	541	388
	$29,834	$14,925

6. COMMITMENTS AND CONTINGENCIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three putative securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on October 21, 2021, we filed our opposition to lead plaintiffs’ motion for class certification. The Court heard oral arguments on lead plaintiffs’ motion for class certification on February 24, 2022, but has not yet issued an order deciding the motion. Discovery has commenced. Trial is scheduled to begin on October 31, 2022.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•

On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, but has not yet issued an order deciding the motion;

•

The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•

The consolidated shareholder derivative actions filed in the Northern District have been stayed pending the Northern District’s ruling on lead plaintiffs’ motion for class certification in the consolidated class action lawsuit described above; and

•

Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on

August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022, when the court will hold a case management conference.

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

Severance Plan

We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are (i) above the Vice President level, (ii) hired by the Company before January 1, 2022, or (iii) not subject to performance improvement plans, and provides for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the Severance Plan, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where a non‑executive employee is terminated by us without cause. Severance payments range from three to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non‑executive employees supersede the provisions of the Severance Plan. As of December 31, 2021, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

Risks Related to COVID-19

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic. Although we are seeing the number of COVID-19 cases declining in certain regions, other regions are experiencing a resurgence of COVID-19 cases. In addition, the emergence of COVID-19 variants, including the Delta and Omicron variants, the variable process of vaccine distribution, including booster shots, in some countries and the concern over further waves of infections are causing continued unpredictability and uncertainty about the pace at which clinical trial operations may normalize to allow patients and healthcare workers to return to clinical sites.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, delays in clinical site initiation and patient enrollment in IMpactMF, IMproveMF and the planned investigator-led clinical trials in AML and higher risk MDS and other disruptions that could severely impact our business and the imetelstat development program.

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

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to complete IMerge Phase 3 and IMpactMF and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

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

7. OPERATING LEASES

Menlo Park Office Space Lease

We had an operating lease for our office space at 149 Commonwealth Drive, Menlo Park, California, or the Menlo Park Lease, that was due to expire in January 2020. On September 10, 2019, we amended this lease agreement to extend the lease term by two months to the end of March 2020. In March 2020, in connection with the “shelter in place” orders issued by the Health Officer of the County of San Mateo and the Governor of the State of California on March 16 and March 19, 2020, respectively, which directed non-essential businesses to cease operations until the orders are rescinded, we further amended the Menlo Park Lease to extend the lease term until the 15th day after the later of: a) April 7, 2020; b) the expiration or termination of the “shelter in place” orders; or c) the modification of the “shelter in place” orders such that non-essential business operations and non-essential travel are expressly permitted. We terminated the Menlo Park Lease on May 29, 2020. The amendments to the Menlo Park Lease were treated as modifications to the existing lease agreement, and the right-of-use asset and corresponding operating lease liability were remeasured based on the present value of remaining lease payments over the remaining extended lease term as of each amendment, using the same discount rate of 5% applied as of the adoption date. For the March 2020 extensions, the additional right-of-use asset and corresponding operating lease liability was approximately $149,000. Under the Menlo Park Lease, we were also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs were considered non-lease components and were excluded from the calculation of the right-of-use asset and corresponding operating lease liability and were expensed in the period they were incurred.

New Jersey Office Space Lease

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. Based on the initial term of the New Jersey Lease of 11 years, the right-of-use asset and corresponding operating lease liability was approximately $2,356,000, which represented the present value of lease payments over the initial lease term, net of a seven-month rent abatement period, using an incremental borrowing rate of 8% based on information available as of October 1, 2019. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs are being expensed in the period they are incurred. As of December 31, 2021, the remaining lease term for the New Jersey Lease is 8.8 years.

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

The Foster City Lease commenced on March 10, 2020, upon the substantial completion of all tenant improvements. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $3,426,000, which represented the present value of remaining lease payments using an incremental borrowing rate of 7% over the initial lease term of 87 months, net of a three-month rent abatement period. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred. As of December 31, 2021, the remaining lease term for the Foster City Lease is 5.5 years.

The components of lease costs included in operating expenses for the Menlo Park Lease, New Jersey Lease and the Foster City Lease on our statements of operations were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating lease costs	$946	$1,143	$783
Variable lease costs (1)	252	293	17
Total lease costs	$1,198	$1,436	$800

(1)	Variable lease costs represent non-lease components, such as common area maintenance charges.

The undiscounted future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of December 31, 2021 were as follows (in thousands):

2022	$937
2023	962
2024	988
2025	1,014
2026	1,040
Thereafter	1,767
Total lease payments	6,708
Less: imputed interest	(1,540)
Total	$5,168

8. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility of up to $75,000,000, or the Term Loan. The Term Loan can be drawn in three tranches as follows: (i) Tranche A loan of up to $35,000,000 of which $25,000,000 was funded on the Closing Date and the remaining $10,000,000 was drawn in June 2021, (ii) Tranche B loan of up to $15,000,000 which was fully drawn in December 2021, and (iii) Tranche C loan of up to $25,000,000 which is available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB. As of December 31, 2021, a total of $50,000,000 has been drawn under the Loan Agreement.

The Term Loan matures on October 1, 2024, or the Loan Maturity Date, and may be extended up to an additional 12 months upon the achievement of certain clinical, regulatory and financial milestones. The Term Loan bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) 9.0% plus the prime rate as reported in The Wall Street Journal (3.25% as of December 31, 2021) less 3.25%. The drawdowns under Tranche A and Tranche B currently bear an interest rate of 9.0%. The Term Loan provides for an initial interest-only payment period from the Closing Date until November 1, 2022. Upon the achievement of certain clinical milestones, the interest-only period was extended for an additional six months until May 1, 2023. Upon the achievement of certain regulatory and financial milestones, the interest-only period may be extended for another six months until November 1, 2023. Following the expiration of the interest-only period, we will repay the Term Loan in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Term Loan, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Term Loan actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Term Loan using the effective interest rate method. At our option, upon at least five business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5,000,000 of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. Such prepayment is subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made in any of the first 36 months following the Closing Date. Thereafter, any prepayment is not subject to a prepayment charge.

The Term Loan is secured by substantially all of Geron’s assets, except our intellectual property, which is the subject of a negative pledge. The Term Loan contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25,000,000 to $30,000,000. Such minimum cash covenant is permanently reduced to $20,000,000 if certain regulatory milestones are achieved as set forth in the Term Loan. The minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30,000,000 to $35,000,000. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants. We are in compliance with the covenants under the Term Loan as of December 31, 2021.

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

As of December 31, 2021, the net carrying value of loan amounts under Tranche A and B was $49,830,000, which includes the principal amount of $50,000,000 less the net unamortized discounts and debt issuance costs of $863,000 plus accrued end of term charge of $693,000. The carrying value of the debt approximates the fair value as of December 31, 2021. The debt discounts and debt issuance costs are being amortized to interest expense over the life of loan amounts under Tranche A and B using the effective interest rate method.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Term Loan as of December 31, 2021 (in thousands):

2022	$4,510
2023	25,352
2024	33,140
Total	63,002
Less: amount representing interest	(9,727)
Less: unamortized debt discount and issuance costs	(863)
Less: unamortized end of term charge	(2,582)
Less: current portion of debt	—
Noncurrent portion of debt	$49,830

9. STOCKHOLDERS’ EQUITY

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

Upon the issuance of the pre-funded warrant and stock purchase warrants, we evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the pre-funded warrant and the stock purchase warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we concluded the pre-funded warrant and the stock purchase warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity. In 2021 and 2020, stock purchase warrants for 1,906,341 and 12,500 shares of our common stock were exercised, respectively, and we received proceeds of $2,479,000 and $16,000, respectively. As of December 31, 2021, the pre-funded warrant to purchase 8,335,239 shares of our common stock was outstanding and stock purchase warrants to purchase 55,773,466 shares of our common stock were outstanding.

Sales Agreements

On May 18, 2018, we entered into an At Market Issuance Sales Agreement, or the 2018 Sales Agreement, with B. Riley FBR, Inc., or B. Riley FBR, pursuant to which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley FBR as our sales agent. We paid B. Riley FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley FBR under the 2018 Sales Agreement. From January 2020 through April 2020, we sold an aggregate of 3,496,616 shares of our common stock pursuant to the 2018 Sales Agreement, resulting in net cash proceeds to us of approximately $4,075,000, after deducting sales commissions and other offering expenses paid by us. The 2018 Sales Agreement has been superseded by the 2020 Sales Agreement (see below).

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We agreed to pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. In connection with the 2020 Sales Agreement, we terminated the 2018 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20,385,000, after deducting sales commissions and other offering expenses payable by us. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

Equity Plans

2011 Incentive Award Plan

In May 2011, our stockholders approved the adoption of the 2011 Incentive Award Plan, or 2011 Plan. The 2011 Plan provided for grants of either incentive stock options or nonstatutory stock options and stock purchase rights to employees (including officers and employee directors) and consultants (including non‑employee directors). Upon the adoption of the 2018 Equity Incentive Plan in May 2018 (see below), no further grants of stock options or stock purchase rights were made from the 2011 Plan. Stock options granted under the 2011 Plan expire no later than ten years from the date of grant. Stock option exercise prices were equal to the fair market value of the underlying common stock on the date of grant.

Service‑based stock options under the 2011 Plan generally vested over a period of four years from the date of the stock option grant. Other stock awards (restricted stock awards and restricted stock units) had variable vesting schedules which were determined by our board of directors on the date of grant. All outstanding awards granted under the 2011 Plan remain subject to the terms of the 2011 Plan and the individual award agreements thereunder.

2018 Equity Incentive Plan

On May 15, 2018, our stockholders approved the adoption of the 2018 Equity Incentive Plan, or 2018 Plan, as the successor to the 2011 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Eligible participants under the 2018 Plan include our employees, consultants and non-employee directors. The number of shares reserved for issuance under the 2018 Plan (subject to adjustment for certain changes in capitalization) is equal to the sum of (i) the unallocated shares of common stock remaining available for grant under the 2011 Plan as of May 15, 2018, (ii) 10,000,000 newly reserved shares of common stock and (iii) the number of shares subject to awards granted under the 2002 Equity Incentive Plan, and the 2011 Plan as such shares become available from time to time, referred to as the Prior Plans’ Returning Shares. Such Prior Plans’ Returning Shares become available for issuance under the 2018 Plan if outstanding stock awards granted under the 2002 Equity Incentive Plan and the 2011 Plan, after May 15, 2018, expire or terminate for any reason prior to exercise or settlement or are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or, subject to certain exceptions, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. In May 2021 and June 2020, our stockholders approved amendments to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 12,500,000 and 5,700,000 shares of our common stock, respectively.

Stock options granted under the 2018 Plan expire no later than ten years from the date of grant. Stock option exercise prices shall be equal to the fair market value of the underlying common stock on the date of grant. If, at the time we grant a stock option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the stock option exercise price shall be at least 110% of the fair market value of the underlying common stock and shall not be exercisable more than five years after the date of grant.

We grant service-based and performance-based stock options to employees under the 2018 Plan. Service-based stock options generally vest over a period of four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified milestones. Other stock awards (restricted stock awards and restricted stock units) have variable vesting schedules as determined by our board of directors on the date of grant.

Under certain circumstances, stock options may be exercised prior to vesting, subject to our right to repurchase the shares underlying such stock option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised stock option. During 2021 and 2020, we did not repurchase any shares under the 2018 Plan. As of December 31, 2021, we have no shares outstanding subject to repurchase under the 2018 Plan.

As of December 31, 2021, our Non‑Employee Director Compensation Policy adopted by our board of directors in March 2014 and amended and restated in February 2020 provides for the automatic grant to non‑employee directors of the following types of equity awards under the 2018 Plan:

First Director Option.  Each person who becomes a non‑employee director, whether by election by our stockholders or by appointment by our board of directors to fill a vacancy, will automatically be granted a stock option to purchase 120,000 shares of common stock, or First Director Option, on the date such person first becomes a non‑employee director. The First Director Option vests annually over three years upon each anniversary date of appointment to our board of directors.

Subsequent Director Option.  Each non‑employee director (other than any director receiving a First Director Option on the date of the annual meeting) will automatically be granted a subsequent stock option to purchase 83,000 shares of common stock, a Subsequent Director Option, on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors. The Subsequent Director Option vests in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant.

In the first quarter of 2022, our board of directors further amended the Non-Employee Director Compensation Policy and increased the First Director Option to 200,000 shares of common stock and the Subsequent Director Option to 125,000 shares of common stock.

2006 Directors’ Stock Option Plan

The 2006 Directors’ Stock Option Plan, or 2006 Directors Plan, was terminated by our board of directors and replaced by the 2011 Plan in March 2014. No further grants of stock options were made from the 2006 Directors Plan upon the 2006 Directors Plan’s termination. All outstanding awards granted under the 2006 Directors Plan remain subject to the terms of the 2006 Directors Plan and the individual award agreements thereunder.

The stock options granted to non‑employee directors under the 2006 Directors Plan were nonstatutory stock options, and they expire no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. The first director option granted to non‑employee directors under the 2006 Directors Plan vested annually over three years upon each anniversary date of appointment to the board of directors. The subsequent director option granted to non‑employee directors on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors under the 2006 Directors Plan vested one year from the date of grant.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of Geron common stock (subject to customary adjustments in the event of a change in capital structure) to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or non-employee directors, other than following a bona fide period of non-employment. In January 2019, February 2020, February 2021, May 2021 and February 2022, our Compensation Committee approved amendments to increase the reserve of shares of our common stock under the Inducement Plan by 5,000,000, 1,300,000, 800,000, 5,000,000 and 1,000,000 shares, respectively. As a result, an aggregate total of 16,100,000 shares of common stock have been reserved under the Inducement Plan.

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

For the years ended December 31, 2021, 2020 and 2019, we issued 20,783, 17,986, and 29,150 shares of common stock, respectively, from the Directors Market Plan. The weighted average grant date fair value of stock granted during the years ended December 31, 2021, 2020 and 2019 was $1.38, $1.60 and $1.50 per share, respectively. The total fair value of vested stock grants during 2021, 2020 and 2019 was $29,000, $29,000 and $44,000, respectively.

Aggregate stock option and award activity for the 2011 Plan, 2018 Plan, 2006 Directors Plan, Inducement Plan and Directors Market Plan is as follows:

			Outstanding Stock Options
						Weighted Average	Aggregate
	Shares				Weighted Average	Remaining	Intrinsic
	Available		Number of		Exercise Price	Contractual Life	Value
	For Grant		Shares		Per Share	(In years)	(In thousands)
Balance at December 31, 2020	7,257,747		43,663,691		$2.12
Additional shares authorized	18,300,000		—		$—
Stock options granted	(9,562,106)		9,562,106		$1.81
Awards granted	(20,783)		—		$—
Stock options exercised	—		(451,853)		$1.23
Stock options cancelled/forfeited/expired	2,788,535		(2,821,535)		$2.31
Balance at December 31, 2021	18,763,393	(1)	49,952,409	(2)	$2.06	6.09	$890
Stock options exercisable at December 31, 2021			30,459,136		$2.35	4.82	$547
Stock options fully vested and expected to vest at December 31, 2021			49,085,603		$2.06	6.06	$878

(1)	In February 2022, our Compensation Committee approved an amendment to increase the reserve for the Inducement Plan from 15,100,000 to 16,100,000 shares of common stock.
(2)	Includes 6,050,000 performance-based stock options granted previously that have not achieved certain strategic milestones.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $1.22 per share as of December 31, 2021, which would have been received by the option holders had all the option holders exercised their stock options as of that date.

We have not granted any stock options with an exercise price below or greater than the fair market value of our common stock on the date of grant in 2021, 2020, and 2019. As of December 31, 2021, 2020 and 2019, there were 30,459,136, 25,721,508 and 19,915,713 exercisable stock options outstanding at weighted average exercise prices per share of $2.35, $2.54 and $2.86, respectively.

The total pretax intrinsic value of stock options exercised during 2021, 2020, and 2019 was $93,000, $17,000 and $80,000, respectively. Cash received from the exercise of stock options in 2021, 2020, and 2019 totaled approximately $556,000, $25,000 and $163,000, respectively.

Employee Stock Purchase Plan

In March 2014, our board of directors adopted the 2014 Employee Stock Purchase Plan, or 2014 Purchase Plan. The 2014 Purchase Plan was approved by our stockholders in May 2014. The 2014 Purchase Plan replaced the 1996 Employee Stock Purchase Plan, or 1996 Purchase Plan, which was terminated effective as of the date the 2014 Purchase Plan was approved by our stockholders. Under the 2014 Purchase Plan, we are authorized to sell to eligible employees up to an aggregate of 1,000,000 shares of Geron common stock. As of December 31, 2021, an aggregate of 531,697 shares of our common stock have been issued under the 2014 Purchase Plan since its adoption.

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

As stock‑based compensation expense recognized on the statements of operations for the years ended December 31, 2021, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant‑date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2021, 2019 and 2018, our board of directors awarded 550,000, 1,000,000 and 4,500,000 performance-based stock options, respectively, to certain employees. These performance-based stock options are included in the outstanding stock options table above. Performance-based stock options vest only upon achievement of discrete strategic milestones. Stock-based compensation expense for performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being achieved, if ever. None of the performance-based stock options have vested.

We recognize stock‑based compensation expense for service-based stock options on a straight‑line basis over the requisite service period, which is generally the vesting period. We have not recognized any stock-based compensation expense for performance-based stock options on our statements of operations for the years ended December 31, 2021, 2020 and 2019, as the achievement of the specified strategic milestones was not considered probable during that time. The following table summarizes the stock‑based compensation expense related to service-based stock options and employee stock purchases for the years ended December 31, 2021, 2020 and 2019 which was allocated as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Research and development	$3,597	$2,337	$1,640
General and administrative	4,483	4,558	4,439
Stock-based compensation expense included in operating expenses	$8,080	$6,895	$6,079

The fair value of stock options granted in 2021, 2020, and 2019 has been estimated at the date of grant using the Black Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility range	0.775 to 0.783	0.781 to 0.793	0.792 to 0.980
Risk-free interest rate range	0.51% to 1.30%	0.31% to 1.62%	1.50% to 2.56%
Expected term range	5.5 yrs	5.25 yrs	5.25 - 6.44 yrs

The fair value of employee stock purchases in 2021, 2020, and 2019 has been estimated using the Black Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility range	0.507 to 0.707	0.478 to 0.818	0.646 to 1.653
Risk-free interest rate range	0.09% to 0.16%	0.16% to 1.57%	1.94% to 2.63%
Expected term range	6 - 12 mos	6 - 12 mos	6 - 12 mos

Dividend yield is based on historical cash dividend payments and Geron has paid no cash dividends to date. The expected volatility range is based on historical volatilities of our stock, since traded options on Geron common stock do not correspond to option terms and the trading volume of options is limited. The risk‑free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of stock options is derived from actual historical exercise and post‑vesting cancellation data and represents the period of time that stock options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period.

Based on the Black Scholes option‑pricing model, the weighted average estimated fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $1.17, $0.88 and $0.94 per share, respectively. The weighted average estimated fair value of employees’ purchase rights for the years ended December 31, 2021, 2020 and 2019 was $0.56, $0.62 and $0.66 per share, respectively. As of December 31, 2021, total compensation cost related to unvested share‑based payment awards not yet recognized, net of estimated forfeitures and assuming no probability of achievement for outstanding performance-based stock options, was $12,341,000, which is expected to be recognized over the next 28 months on a weighted‑average basis.

Stock‑Based Compensation to Service Providers

We grant stock options to consultants from time to time in exchange for services performed for us. In general, the stock options vest over the contractual period of the consulting arrangement. The fair value of stock options held by consultants is recorded as operating expenses over the vesting term of the respective equity awards. With the adoption of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, in the first quarter of 2019, the measurement date of stock options granted to consultants was fixed at the grant date. We recorded stock‑based compensation expense of $62,000, $56,000 and $24,000 for the vested portion of the fair value of stock options held by consultants in 2021, 2020, and 2019, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2021 is as follows:

Outstanding stock options	49,952,409
Stock options and awards available for grant	18,763,393
Employee stock purchase plan	468,303
Warrants outstanding	64,108,705
Total	133,292,810

10. INCOME TAXES

The following table reconciles the federal statutory tax rate to the effective income tax rate from continuing operations:

	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	9.0	6.9	12.2
Federal and state tax credits	5.7	5.3	4.0
Stock-based compensation	(1.2)	(0.5)	(0.8)
Net operating loss not benefitted	(5.4)	(6.9)	(5.8)
Other	(0.2)	(0.3)	(0.2)
Change in valuation allowance	(28.9)	(25.5)	(30.4)
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2021	2020
	(In thousands)
Net operating loss carryforwards	$241,300	$217,100
Federal and state tax credits	49,600	42,800
Capitalized research and development	6,900	6,000
Stock-based compensation	10,200	9,400
Operating lease liabilities	1,400	1,200
Other	2,600	2,100
Total deferred tax assets	312,000	278,600
Less: valuation allowance	(310,700)	(277,200)
Net deferred tax assets	1,300	1,400

Operating leases, right-of-use assets	(1,300)	(1,400)
Total deferred tax liabilities	(1,300)	(1,400)
Total net deferred tax assets	$—	$—

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $33,500,000 and $19,300,000 for the years ended December 31, 2021 and 2020 respectively.

As of December 31, 2021, we had domestic federal net operating loss carryforwards of approximately $973,800,000. Of this, $714,700,000 will expire at various dates beginning in 2022 through 2037 and the remaining will carryforward indefinitely under the new tax laws, but is subject to an 80% taxable income limitation for tax years beginning after 2020. As of December 31, 2021, we had state net operating loss carryforwards of approximately $526,300,000 expiring at various dates beginning in 2028 through 2041, if not utilized. We also had federal tax credit carryforwards of approximately $53,500,000 expiring at various dates beginning in 2022 through 2041, if not utilized. Our state tax credit carryforwards of approximately $20,400,000 carry forward indefinitely.

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

In March and December 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic, including among other items, several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. In 2021, we assessed our eligibility to claim a refund of employer taxes available under the Employee Retention Credit provisions of the CARES Act. As of December 31, 2021, we calculated eligible credits of approximately $1,152,000 provided by the CARES Act which have recognized as a receivable and offset to salaries costs in operating expenses in the fourth quarter of 2021.

We adopted the provision of the standard for accounting for uncertainties in income taxes on January 1, 2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized tax benefits. At December 31, 2021, we had approximately $21,300,000 of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our net deferred tax assets being fully offset by a valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2020	$19,100
Decrease related to prior year tax positions	—
Increase related to current year tax positions	2,200
Balance as of December 31, 2021	$21,300

If applicable, we would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2021, there has been no interest expense or penalties related to unrecognized tax benefits.

We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2022. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities.

11. STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental operating and investing activities:
Net unrealized (loss) gain on marketable securities	$(251)	$(54)	$315
Operating lease assets obtained in exchange for operating lease liabilities	—	3,575	2,473

Interest paid	$2,704	$388	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(I)  Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10‑K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

(II)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

(IV)  Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are a smaller reporting company pursuant to the provisions of Rule 12b-2 of the Exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report on Form 10‑K because we will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Geron’s Annual Meeting of Stockholders expected to be held in May 2022, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this annual report on Form 10‑K, and certain information included therein is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements

Included in Part II, Item 8 of this Report:

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in Item 15(a)(1) above.

(3)	Exhibits

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1	Asset Contribution Agreement by and among Geron Corporation, BioTime, Inc. and Asterias Biotherapeutics, Inc. (formerly known as BioTime Acquisition Corporation)	2.1	8‑K	January 8, 2013	000‑20859
3.1	Restated Certificate of Incorporation	3.3	8‑K	May 18, 2012	000‑20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8‑K	May 18, 2012	000‑20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
3.5	Amended and Restated Bylaws of Registrant	3.1	8‑K	March 19, 2010	000‑20859
3.6	Amendment to Amended and Restated Bylaws of Registrant	3.4	8-K	November 22, 2017	000‑20859
4.1	Description of Capital Stock
4.2	Form of Common Stock Certificate	4.1	10‑K	March 15, 2013	000‑20859
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000‑20859
4.4	Form of Warrant to Purchase Common Stock	4.2	8-K	May 26, 2020	000‑20859
10.1	Form of Indemnification Agreement	10.1	10‑K	March 7, 2012	000‑20859
10.2	Amended and Restated 2006 Directors’ Stock Option Plan*	10.5	10‑Q	November 7, 2013	000‑20859
10.3	2011 Incentive Award Plan*	10.1	8‑K	May 16, 2011	000‑20859
10.4	Form of Stock Option Agreement under 2011 Incentive Award Plan*	10.11	10‑K	March 15, 2013	000‑20859
10.5	Form of Restricted Stock Award Agreement under 2011 Incentive Award Plan*	10.12	10‑K	March 15, 2013	000‑20859
10.6	Form of Non‑Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.2	10‑Q	May 7, 2015	000‑20859
10.7	2018 Equity Incentive Plan, as amended*	10.1	8-K	May 13, 2021	000-20859
10.8	Form of Employee Stock Option Agreement under 2018 Equity Incentive Plan*	10.3	8-K	May 18, 2018	000-20859
10.9	Form of Employee Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.11	10-K	March 7, 2019	000-20859
10.10	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan*	10.4	8-K	May 18, 2018	000-20859
10.11	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.13	10-K	March 7, 2019	000-20859
10.12	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan*	10.14	10-K	March 7, 2019	000-20859
10.13	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.15	10-K	March 7, 2019	000-20859
10.14	2018 Inducement Award Plan, as amended February 16, 2022*
10.15	Form of Stock Option Agreement under 2018 Inducement Award Plan*	10.2	8-K	December 14, 2018	000‑20859
10.16	Form of Stock Option Agreement under 2018 Inducement Award Plan, as amended*	10.19	10-K	March 7, 2019	000-20859
10.17	Form of Performance-Vesting Stock Option Agreement under 2018 Inducement Award Plan*	10.20	10-K	March 7, 2019	000-20859
10.18	2014 Employee Stock Purchase Plan*	10.1	8‑K	May 23, 2014	000‑20859

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.19	Non-Employee Director Compensation Policy, as amended February 12, 2020*	10.24	10-K	March 11, 2020	000-20859
10.20	Non-Employee Director Compensation Policy, as amended February 16, 2022 and March 7, 2022*
10.21	Directors’ Market Value Stock Purchase Plan, effective October 1, 2018*	10.1	10-Q	November 1, 2018	000-20859
10.22	Amended and Restated Severance Plan, effective as of January 1, 2022*
10.23	Amended and Restated Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2019*	10.29	10-K	March 7, 2019	000-20859
10.24	Amended and Restated Employment Agreement between the Registrant and Stephen N. Rosenfield, effective as of January 31, 2019*	10.30	10-K	March 7, 2019	000-20859
10.25	Amended and Restated Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of January 31, 2019*	10.31	10-K	March 7, 2019	000-20859
10.26	Amended and Restated Employment Agreement between the Registrant and Olivia K. Bloom, effective as of January 31, 2019*	10.32	10-K	March 7, 2019	000-20859
10.27	Employment Agreement between the Registrant and Aleksandra K. Rizo, effective as of January 15, 2019*	10.34	10-K	March 7, 2019	000-20859
10.28	Employment Agreement between the Registrant and Anil Kapur, effective as of December 2, 2019*	10.33	10-K	March 12, 2020	000-20859
10.29	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as of April 30, 2019	10.18	10-Q	May 2, 2019	000‑20859
10.30	Office Lease Agreement by and between Registrant and Hudson Metro Center LLC, effective as of October 9, 2019	10.1	8-K	October 15, 2019	000‑20859
10.31	At Market Issuance Sales Agreement, dated September 4, 2020, by and between Registrant and B. Riley Securities, Inc.	10.1	8-K	September 4, 2020	000-20859
10.32†	Loan and Security Agreement, dated September 30, 2020, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.1	10-Q	November 5, 2020	000-20859
10.33†	Amendment to Loan and Security Agreement, dated August 12, 2021, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.1	10-Q	August 16, 2021	000-20859
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated March 10, 2022
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated March 10, 2022
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 10, 2022**

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 10, 2022**
101

The following materials from the Registrant’s annual report on Form 10‑K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Balance Sheets as of December 31, 2021 and 2020, (ii) Statements of Operations, Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2021, and (iii) Notes to Financial Statements

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

GERON CORPORATION

Date: March 10, 2022	By:	/s/ Olivia Bloom
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

Signature	Title	Date

/s/ John A. Scarlett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2022
JOHN A. SCARLETT

/s/ Olivia Bloom	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2022
OLIVIA K. BLOOM

/s/ Dawn C. Bir	Director	March 10, 2022
DAWN C. BIR

/s/ Karin Eastham	Director	March 10, 2022
KARIN EASTHAM

/s/ V. Bryan Lawlis	Director	March 10, 2022
V. BRYAN LAWLIS

/s/ Susan Molineaux	Director	March 10, 2022
SUSAN M. MOLINEAUX

/s/ Elizabeth G. O’Farrell	Director	March 10, 2022
ELIZABETH G. O’FARRELL

/s/ Robert J. Spiegel	Director	March 10, 2022
ROBERT J. SPIEGEL