Form 10-Q
period 2022-03-31
GERON CORP
filed 2022-05-09
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2022:
Common Stock, $0.001 par value	377,447,107 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2022	2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,325	$34,871
Restricted cash	364	364
Marketable securities	135,345	148,851
Interest and other receivables	5,239	1,763
Prepaid and other current assets	3,651	1,357
Total current assets	175,924	187,206
Noncurrent marketable securities	10,945	28,651
Property and equipment, net	643	650
Operating leases, right-of-use assets	4,586	4,727
Deposits and other assets	6,323	4,800
	$198,421	$226,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,245	$6,687
Accrued compensation and benefits	3,682	8,099
Operating lease liabilities	907	901
Accrued liabilities	35,796	29,834
Total current liabilities	46,630	45,521
Noncurrent operating lease liabilities	4,125	4,267
Noncurrent debt	50,179	49,830
Commitments and contingencies
Stockholders' equity:
Common stock	324	324
Additional paid-in capital	1,399,713	1,398,006
Accumulated deficit	(1,301,839)	(1,271,741)
Accumulated other comprehensive loss	(711)	(173)
Total stockholders' equity	97,487	126,416
	$198,421	$226,034

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Revenues:
Royalties	$123	$137

Operating expenses:
Research and development	22,099	21,113
General and administrative	6,699	7,478
Total operating expenses	28,798	28,591
Loss from operations	(28,675)	(28,454)
Interest income	112	173
Interest expense	(1,479)	(743)
Other income and (expense), net	(56)	1,200
Net loss	$(30,098)	$(27,824)

Basic and diluted net loss per share	$(0.09)	$(0.09)

Shares used in computing basic and diluted net loss per share	332,066,889	323,638,696

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Net loss	$(30,098)	$(27,824)
Net unrealized loss on marketable securities	(539)	(43)
Foreign currency translation adjustments	1	—
Comprehensive loss	$(30,636)	$(27,867)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(538)	(538)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balance at March 31, 2022	323,736,875	$324	$1,399,713	$(1,301,839)	$(711)	$97,487

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuance of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity-based awards to employees and directors	—	—	1,794	—	—	1,794
Balance at March 31, 2021	318,545,008	$318	$1,384,262	$(1,183,453)	$35	$201,162

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,098)	$(27,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	48
Accretion and amortization on investments, net	196	416
Amortization of debt issuance costs/debt discounts	349	180
Gain on sales of equity investment	—	(1,233)
Stock-based compensation for services by non-employees	15	25
Stock-based compensation for employees and directors	1,692	1,794
Amortization of right-of-use assets	141	132
Changes in assets and liabilities:
Current and noncurrent assets	(7,293)	(3,757)
Current and noncurrent liabilities	967	(2,515)
Net cash used in operating activities	(33,974)	(32,734)

Cash flows from investing activities:
Purchases of property and equipment	(50)	(10)
Purchases of marketable securities	(18,104)	(25,122)
Proceeds from maturities of marketable securities	48,581	61,621
Proceeds from sales of equity investment	—	1,594
Net cash provided by investing activities	30,427	38,083

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	—	17
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	—	16,234
Proceeds from exercise of warrants	—	12
Net cash provided by financing activities	—	16,263
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net change in cash, cash equivalents and restricted cash	(3,547)	21,612
Cash, cash equivalents and restricted cash at the beginning of the period	35,235	10,288
Cash, cash equivalents and restricted cash at the end of the period	$31,689	$31,900

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The accompanying condensed balance sheet as of December 31, 2021 has been derived from audited financial statements at that date.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron and our wholly-owned subsidiary, Geron UK Limited, or Geron UK, a United Kingdom company. Geron UK was incorporated in September 2021, and its operations commenced in January 2022. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK using the local currency as the functional currency. We translate the assets and liabilities of Geron UK at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our condensed consolidated balance sheets.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, also known as the 2020 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The 2020 pre-funded warrant is exercisable immediately at an exercise price of $0.001 per share. We included the 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since the exercise price is negligible, and the 2020 pre-funded warrant may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three months ended March 31, 2022 and 2021, the diluted net loss per share calculation excludes potential dilutive securities of 118,256,294 and 107,962,895, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, operating leases, right-of-use assets, lease liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three months ended March 31, 2022 and 2021. See Note 2 on Fair Value Measurements.

Equity Investments

We measure our investment in equity securities at fair value at each reporting date. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other income and (expense), net on our condensed consolidated statements of operations.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the estimated rate to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

For lease agreements entered into after January 1, 2019 that include lease and non-lease components, such components are generally accounted for separately. We have also elected not to recognize on our condensed consolidated balance sheets leases with terms of one year or less.

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

License Agreements

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

Research and Development Expenses

Research and development expenses currently consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses, our proportionate share of research and development costs under cost sharing arrangements with collaborative partners and research-related overhead.

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

Stock-Based Compensation

We maintain various stock incentive plans under which stock options and restricted stock awards can be granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black Scholes option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2022 and 2021, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$855	$825
General and administrative	837	969
Stock-based compensation expense included in operating expenses	$1,692	$1,794

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the three months ended March 31, 2022 and 2021 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility range	77.7% to 78.2%	77.9% to 78.3%
Risk-free interest rate range	1.69% to 2.23%	0.51% to 0.94%
Expected term	5.5 years	5.5 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the three months ended March 31, 2022 and 2021 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility range	50.9% to 61.4%	50.7% to 68.0%
Risk-free interest rate range	0.09% to 0.40%	0.09% to 0.16%
Expected term range	6 months to 12 months	6 months to 12 months

Dividend yield is based on historical cash dividend payments and Geron has paid no cash dividends to date. The expected volatility range is based on historical volatilities of our stock, since traded options on Geron common stock do not correspond to option terms and the trading volume of options is limited. The risk-free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of stock options is derived from actual historical exercise and post-vesting cancellation data and represents the period of time that stock options granted are expected to be outstanding. The expected term of employees’ stock purchase rights is equal to the purchase period.

Non-Employee Stock-Based Awards

We measure share-based payments to non-employees based on the grant-date fair value of the equity awards. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Issued But Not Yet Adopted

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about an entity's expected credit losses on financial instruments and other commitments to extend credit at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology currently used today with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2019-11, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosure. Entities that elect to apply the practical expedient must disclose the total amount of accrued interest that they exclude from their disclosures of amortized cost. ASU 2018-19, ASU 2019-05 and ASU 2019-11 have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, using a modified retrospective approach, for smaller reporting companies. Early adoption is permitted. We plan to adopt ASU 2016-13 and related updates as of January 1, 2023. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The key elements of ASU 2020-06 aim to reduce unnecessary complexity in GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For contracts in an entity’s own equity, the FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities that are not smaller reporting companies. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We plan to adopt ASU 2020-06 as of January 1, 2024. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$15,327	$—	$—	$15,327
Commercial paper	7,999	—	—	7,999
Corporate notes	4,251	—	(1)	4,250
	$27,577	$—	$(1)	$27,576

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$20,650	$—	$(107)	$20,543
Municipal securities (due in less than one year)	3,000	—	(53)	2,947
Government-sponsored enterprise securities (due in less than one year)	6,500	—	(39)	6,461
Commercial paper (due in less than one year)	69,434	—	(233)	69,201
Corporate notes (due in less than one year)	36,404	—	(211)	36,193
Corporate notes (due in one to two years)	11,013	—	(68)	10,945
	$147,001	$—	$(711)	$146,290

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,207	$—	$—	$24,207
Commercial paper	7,499	—	—	7,499
	$31,706	$—	$—	$31,706

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$15,585	$—	$(18)	$15,567
U.S. Treasury securities (due in one to two years)	1,524	—	(3)	1,521
Municipal securities (due in one to two years)	3,000	—	(15)	2,985
Government-sponsored enterprise securities (due in less than one year)	12,500	—	(7)	12,493
Commercial paper (due in less than one year)	84,398	2	(38)	84,362
Corporate notes (due in less than one year)	36,444	2	(17)	36,429
Corporate notes (due in one to two years)	24,224	—	(79)	24,145
	$177,675	$4	$(177)	$177,502

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2022:
U.S. Treasury securities (due in less than one year)	$20,543	$(107)	$—	$—	$20,543	$(107)
Municipal securities (due in less than one year)	2,947	(53)	—	—	2,947	(53)
Government-sponsored enterprise securities (due in less than one year)	—	—	4,961	(39)	4,961	(39)
Commercial paper (due in less than one year)	75,202	(233)	—	—	75,202	(233)
Corporate notes (due in less than one year)	40,443	(212)	—	—	40,443	(212)
Corporate notes (due in one to two years)	10,945	(68)	—	—	10,945	(68)
	$150,080	$(673)	$4,961	$(39)	$155,041	$(712)

As of December 31, 2021:
U.S. Treasury securities (due in less than one year)	$15,567	$(18)	$—	$—	$15,567	$(18)
U.S. Treasury securities (due in one to two years)	1,521	(3)	—	—	1,521	(3)
Municipal securities (due in one to two years)	2,985	(15)	—	—	2,985	(15)
Government-sponsored enterprise securities (due in less than one year)	1,500	—	4,993	(7)	6,493	(7)
Commercial paper (due in less than one year)	66,872	(38)	—	—	66,872	(38)
Corporate notes (due in less than one year)	16,001	(17)	—	—	16,001	(17)
Corporate notes (due in one to two years)	24,145	(79)	—	—	24,145	(79)
	$128,591	$(170)	$4,993	$(7)	$133,584	$(177)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2022 and December 31, 2021 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of March 31, 2022 and December 31, 2021 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the ongoing COVID-19 pandemic and ongoing geopolitical events, such as the current military conflict between Ukraine and Russia. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

Money market funds are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper, and corporate notes are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Money market funds(1)	$15,327	$—	$—	$15,327
U.S. Treasury securities(2)	—	20,543	—	20,543
Municipal securities(2)	—	2,947	—	2,947
Government-sponsored enterprise securities(2)	—	6,461	—	6,461
Commercial paper(1)(2)	—	77,200	—	77,200
Corporate notes(1)(2)(3)	—	51,388	—	51,388
Total	$15,327	$158,539	$—	$173,866
As of December 31, 2021:
Money market funds(1)	$24,207	$—	$—	$24,207
U.S. Treasury securities(2)(3)	—	17,088	—	17,088
Municipal securities(3)	—	2,985	—	2,985
Government-sponsored enterprise securities(2)	—	12,493	—	12,493
Commercial paper(1)(2)	—	91,861	—	91,861
Corporate notes(2)(3)	—	60,574	—	60,574
Total	$24,207	$185,001	$—	$209,208

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(3)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

Equity Investment

We previously held an equity investment in BARD1 Life Sciences Limited, or BARD1, a company listed on the Australian stock exchange. Our equity investment in BARD1 represented less than 20% ownership. We reassessed the fair value of our equity investment in BARD1 at each reporting date and any resulting change in fair value was recognized on our condensed consolidated statements of operations.

During the first quarter of 2021, we sold all of our holdings in BARD1 and recognized a net gain of approximately $1,233,000 from the sales, including gains from foreign currency translation adjustments, which has been included in other income and (expense), net on our condensed consolidated statements of operations. As of March 31, 2021, no value remained for our equity investment in BARD1.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of the dates noted in the table below:

	March 31,	December 31,
(In thousands)	2022	2021
CRO and clinical trial costs	$22,567	$22,804
Manufacturing activities	6,846	4,123
Professional legal and accounting fees	5,435	2,030
Interest payable	393	336
Other	555	541
	$35,796	$29,834

4. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Loan Agreement, up to $75,000,000, which can be drawn in three tranches. In August 2021, we amended the Loan Agreement to adjust the timing threshold for certain clinical milestones associated with Tranche B under the Loan Agreement. In addition, under the amended Loan Agreement, the minimum cash covenant requirement beginning as of June 1, 2022, was increased from $25,000,000 to $30,000,000, and the minimum cash covenant required upon the execution of certain licensing transactions being executed was increased from $30,000,000 to $35,000,000. All other terms of the Loan Agreement were unchanged, including the maturity date, interest rate, payment terms, events of default and other covenants. We are in compliance with the covenants under the Loan Agreement as of March 31, 2022.

Under the amended terms of the Loan Agreement, loan principal can be drawn as follows: (i) Tranche A loan of up to $35,000,000 of which $25,000,000 was funded on the Closing Date and the remaining $10,000,000 was drawn in June 2021, (ii) Tranche B loan of up to $15,000,000 which was fully drawn in December 2021, and (iii) Tranche C loan of up to $25,000,000 which is available to be drawn through December 31, 2022, subject to approval by an investment committee comprised of Hercules and SVB. As of March 31, 2022, a total of $50,000,000 has been drawn under the Loan Agreement.

As of March 31, 2022, the net carrying value of loan amounts under Tranches A and B was $50,179,000, which includes the principal amount of $50,000,000 less net unamortized discounts and debt issuance costs of $776,000 plus accrued end of term charge of $955,000. The carrying value of the debt approximates the fair value as of March 31, 2022. The debt discounts and debt issuance costs are being amortized to interest expense over the life of loan amounts under Tranches A and B using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement, as amended, as of March 31, 2022 (in thousands):

Remainder of 2022	$3,527
2023	25,440
2024	33,200
Total	62,167
Less: amount representing interest	(8,892)
Less: unamortized debt discount and issuance costs	(776)
Less: unamortized end of term charge	(2,320)
Less: current portion of debt	—
Noncurrent portion of debt	$50,179

5. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark, our Phase 2 clinical trial designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in relapsed/refractory myelofibrosis, during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. Discovery has commenced and will be completed by August 2, 2022. Trial is scheduled to begin on October 31, 2022.

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
•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. The parties will have fifteen calendar days from plaintiffs filing of an amended complaint, or until June 22, 2022, to submit a stipulation regarding further proceedings. The Northern District has also scheduled an initial case management conference to occur on July 14, 2022; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022, when the court will hold a further hearing to decide whether the case should be dismissed.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against the pending lawsuits and any other related lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible cost to us from these matters, as the pending lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages that we may be required to pay. Such amounts could be material to our consolidated financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

Risks Related to COVID-19 and the Military Conflict Between Ukraine and Russia

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic and the military conflict between Ukraine and Russia. Both of these events have caused widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. With respect to the COVID-19 pandemic, we are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. For both our Phase 3 clinical trials, IMerge and IMpactMF, we have limited ongoing clinical trial activity in Ukraine and Russia. With support from our international clinical research organization, or CRO, we are monitoring the potential impact of the conflict on our clinical trial activities.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we could experience significant disruptions to our clinical development timelines, delays in clinical site initiation and patient enrollment in IMpactMF, IMproveMF and the planned investigator-led clinical trials in acute myeloid leukemia, or AML, and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program.

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

The effects of the COVID-19 pandemic and the military conflict between Ukraine and Russia, including the significant sanctions imposed against Russia, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to complete IMerge Phase 3 and IMpactMF and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by the COVID-19 pandemic and the military conflict between Ukraine and Russia could materially and adversely affect our business and the value of our common stock.

The extent to which the COVID-19 pandemic and the military conflict between Ukraine and Russia ultimately impact our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, the effectiveness of actions taken globally to contain and treat COVID-19 and whether the military conflict between Ukraine and Russia resolves in a timely manner, or at all. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

6. STOCKHOLDERS’ EQUITY

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

7. SUBSEQUENT EVENT

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The shares of common stock and the 2022 pre-funded warrant were immediately separable from the 2022 stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The 2022 stock purchase warrants have an exercise price of $1.45 per share and are exercisable immediately. The term of the 2022 stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, that the United States Food and Drug Administration, or FDA, has accepted for filing a New Drug Application submitted to the FDA for imetelstat in Low or Intermediate-1 risk myelodysplastic syndromes and (b) April 1, 2027. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The 2022 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2022 pre-funded warrant is exercised in full. The estimated net cash proceeds from this offering are approximately $69,700,000, after deducting the underwriting discount and other estimated offering expenses payable by us, and excludes any future proceeds from the exercise of the 2022 pre-funded warrant or the 2022 stock purchase warrants.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission, or SEC, on March 10, 2022, or 2021 Form 10-K.

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

We plan to start IMproveMF, a Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, patients, in the first half of 2022. In addition, in collaboration with key opinion leaders with expertise in acute myeloid leukemia, or AML, we plan to support one or more investigator-led clinical trials in AML and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS, to evaluate imetelstat as a single agent and in combination with venetoclax or hypomethylating agents, or HMAs, in the second half of 2022.

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

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of March 31, 2022, we had approximately $178.0 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities and a long-term principal debt balance of $50.0 million. In April 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The estimated net cash proceeds from this offering are approximately $69.7 million, after deducting the underwriting discount and other estimated offering expenses payable by us, and excludes any future proceeds from the exercise of the 2022 pre-funded warrant or the 2022 stock purchase warrants. See Note 7 on Subsequent Event in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2022, we had an accumulated deficit of approximately $1.3 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. Under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, and projected future proceeds of up to $124.3 million from the exercise of currently outstanding warrants will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of 2023. Absent these projected warrant proceeds, under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the second quarter of 2023. We will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. We do not expect imetelstat to be commercially available for several years, if at all.

Note on the COVID-19 Pandemic and Military Conflict Between Ukraine and Russia

The ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia are having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets and business practices. For both our Phase 3 clinical trials, IMerge and IMpactMF, we have limited ongoing clinical trial activity in Ukraine and Russia. With support from our international clinical research organization, or CRO, we are monitoring the potential impact of the conflict on our clinical trial activities. We do not anticipate the pandemic or the conflict to affect our projected timing for top-line results in IMerge Phase 3 in early January 2023. For a discussion regarding the effect of the ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia on our business and financial results, see the section entitled “Risk Factors” in Part II, Item 1A and Note 5 on Contingencies and Uncertainties – Risks Related to COVID-19 and the Military Conflict Between Ukraine and Russia in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in our 2021 Form 10-K.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 on Summary of

Significant Accounting Policies in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to the COVID-19 pandemic or geopolitical events, such as the current military conflict between Ukraine and Russia; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for many years, if at all.

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

We recognized royalty revenues of $123,000 for the three months ended March 31, 2022, compared to $137,000 for the same period in 2021. Royalty revenues in 2022 and 2021 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. Absent the one-time payment for retroactive royalties received in the fourth quarter of 2021, we expect revenues in 2022 to be lower than 2021 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three months ended March 31, 2022 and 2021, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2022 and 2021, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
Direct external expenses	$15,107	$15,142
Personnel-related expenses	5,821	5,092
All other expenses	1,171	879
Total research and development expenses	$22,099	$21,113

The increase in research and development expenses for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflects higher personnel-related expenses as a result of additional development and manufacturing headcount being hired. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF, the planned IMproveMF trial and planned investigator-led trials in AML and higher risk MDS. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended March 31, 2022, compared to $7.5 million for the same period in 2021. The decrease in general and administrative expenses for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflects the net result of reduced consulting costs of approximately $915,000 related to modernizing the internal infrastructure to support potential commercial launch and lower legal fees of approximately $181,000; partially offset by higher personnel-related expenses of approximately $387,000 for additional headcount. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercialization preparatory activities increase.

Interest Income

Interest income was $112,000 for the three months ended March 31, 2022, compared to $173,000 for the same period in 2021. The decrease in interest income for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflects the decline in the size of our marketable securities portfolio and lower yields due to low interest rates. We expect interest income to increase during the remainder of 2022 as we invest the net cash proceeds received from our underwritten public offering completed in April 2022 and yields from marketable securities increase as interest rates rise. However, interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates. See Note 7 on Subsequent Event in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

Interest Expense

Interest expense was $1.5 million for the three months ended March 31, 2022, compared to $743,000 for the same period in 2021. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other expense was $56,000 for the three months ended March 31, 2022, compared to net other income of $1.2 million for the same period in 2021. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. See Note 2 on Fair Value Measurements – Equity Investment in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the sale of our equity investment. Other income and (expense) also includes bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had cash, restricted cash, cash equivalents, and current and noncurrent marketable securities of $178.0 million, compared to $212.7 million at December 31, 2021. The decrease in cash, restricted cash, cash equivalents and current and noncurrent marketable securities during the three months ended March 31, 2022 was primarily the result of cash being used for operations.

As of March 31, 2022 and December 31, 2021 we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the Loan Agreement.

We have an investment policy to invest our cash in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, U.S. Treasury securities, municipal securities, government and agency securities, commercial paper and corporate notes. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20.4 million, after deducting sales commissions and other offering expenses payable by us. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the three months ended March 31, 2022. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of March 31, 2022. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The estimated net cash proceeds from this offering are approximately $69.7 million, after deducting the underwriting discount and other estimated offering expenses payable by us, and excludes any future proceeds from the exercise of the 2022 pre-funded warrant or the 2022 stock purchase warrants. See Note 7 on Subsequent Event in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

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

Future Funding Requirements

Under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, and projected future proceeds of up to $124.3 million from the exercise of currently outstanding warrants will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of 2023. Absent these projected warrant proceeds, under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the second quarter of 2023. We will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations will be further delayed or interrupted if COVID-19 or pandemic conditions continue unabated, or worsen, creating further limitations on our clinical trial activities, or could be disrupted by civil or political unrest (such as the current military conflict between Ukraine and Russia). Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF or any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic, the effects of the current military conflict between Ukraine and Russia or for any other reasons;
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
•
expenses associated with the pending securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;
•
the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•
our level of indebtedness and associated debt service obligations;
•
the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel; and
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

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

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining $25.0 million Tranche C drawdown under the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, political and civil unrest, such as the current military conflict between Ukraine and Russia and the related significant sanctions imposed against Russia, has created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, the current military conflict between Ukraine and Russia or other political unrest or war, including the possibility of expanded regional or global conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

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

In any event, we will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2022 and 2021 was $34.0 million and $32.7 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, and increases in headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 and 2021 was $30.4 million and $38.1 million, respectively. The decrease in net cash provided by investing activities for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflects a lower rate of maturities than purchases of marketable securities in 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $16.3 million. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement with B. Riley Securities. No comparable amounts were incurred for the three months ended March 31, 2022.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2021 Form 10-K and there have been no changes to the contractual terms of our operating leases during the three months ended March 31, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for information on legal proceedings.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the 2021 Form 10-K.

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
•
Any suspension of or delays in IMerge Phase 3, our Phase 3 clinical trial in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, or IMpactMF, our Phase 3 clinical trial in Intermediate-2 or High-risk myelofibrosis, or refractory MF, including as a result of the COVID-19 pandemic or civil unrest or military conflicts around the world, specifically the military conflict between Ukraine and Russia, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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

Risks Related to Our Financial Position and Indebtedness and Need For Additional Financing

•
We will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in

AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If we are unable to raise this capital when needed, we would be forced to delay, reduce or eliminate our research and development activities and other operations or commercialization efforts which would have a material adverse effect on our business that might cause us to cease operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish certain rights to imetelstat.
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
•
We and certain of our officers have been named as defendants in two pending securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

Risks Related to Manufacturing Imetelstat

•
We rely on third parties to manufacture and supply imetelstat, and may be unable to ensure that we have adequate quantities of imetelstat for current and potential future clinical trials and potential commercial uses.

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
•
obtain substantial additional capital in order to enable us to conduct our operations and further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;
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

IMerge Phase 3 and IMpactMF, and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, civil unrest or military conflicts around the world, including the current military conflict between Ukraine and Russia, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3 and IMpactMF. Potential future clinical trials of imetelstat include IMproveMF, the exploratory Phase 1 trial of imetelstat in frontline MF that we plan to conduct, and one or more potential investigator-led clinical trials in AML and higher risk MDS that we plan to support. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business, all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution, including booster shots, is progressing in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned due to the COVID-19 pandemic. Site personnel resources for IMpactMF remain constrained in the countries where we plan to conduct the trial, due to the negative impact of COVID-19 and number of competing trials in MF and other oncology indications. Under current planning assumptions for IMpactMF, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. However, because the analyses for IMpactMF are event-driven, the results may be available at different times than currently expected. In addition, the conduct and completion of IMerge Phase 3 and IMpactMF, and commencement and conduct of any potential future clinical trials of imetelstat, including IMproveMF, and the investigator-led clinical trials in AML and higher risk MDS that we plan to support, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of failures or delays related to:

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
•
patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest or military conflicts around the world, including specifically the current military conflict between Ukraine and Russia, which could affect clinical sites participating in IMerge Phase 3 and IMpactMF, or other sites if the conflict spreads or has effects on countries outside of Ukraine and Russia;
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
•
manufacturing sufficient quantities of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of limitations in available manufacturing capacity due to obligations to manufacture and distribute vaccines to address the COVID-19 pandemic; temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; infections or cross-contaminations of product candidates in the manufacturing process; or capacity limitations;
•
ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential future clinical trials of imetelstat and potential commercial uses;
•
obtaining sufficient quantities of any study-related treatments, materials (including best available therapy, or BAT, comparator products, placebo or combination therapies) or ancillary supplies, including in light of challenges and delays that may arise from the effects of the COVID-19 pandemic or civil or political unrest, such as the military conflict between Ukraine and Russia;
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

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic, the military conflict between Ukraine and Russia or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed, and we might cease operations.

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in retaining patients in IMerge Phase 3 and screening, enrolling and retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine and Russia, and nearby European countries, and if political or civil conditions require it, our clinical trial sites may need to delay or suspend clinical trial activities. In addition, enrollment and retention of patients in IMerge Phase 3 or IMpactMF could be disrupted by geopolitical events, including civil or political unrest (such as the current military conflict between Ukraine and Russia).

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
•
the proximity of patients to trial sites, and patients’ willingness and ability to travel to trial sites for treatment or monitoring during the COVID-19 pandemic or civil or political unrest, such as the military conflict between Ukraine and Russia;
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
•
the ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion due to lack of efficacy, adverse side effects, investigator decision, progressive disease, COVID-19 or COVID-19-related or geopolitical event-related site activities and restrictions, alternate treatments being approved for the indication, or personal issues.

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

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in MF patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, reported at the EHA Annual Congress meeting in June 2019 suggest favorable OS for imetelstat-treated patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

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

Further delay, suspension or abandonment of our development of imetelstat in myeloid hematologic malignancies, including to conduct and complete IMerge Phase 3 and IMpactMF, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

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

Although we rely on third parties to conduct our imetelstat clinical trials, including IMerge Phase 3 and IMpactMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar regulatory authorities in other countries require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar regulatory authorities in other countries, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

We will not control the conduct of any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-to-risk assessment that could impact our ongoing clinical trials or development program for imetelstat.*

We will not control the design or administration of any potential future investigator-led trials, such as the planned investigator-led clinical trials in AML or higher risk MDS that we plan to support in 2022, nor the submission, approval or maintenance of any IND or foreign equivalent required to conduct these clinical trials. In addition, we will not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any potential future investigator-led clinical trial could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials. Investigator-led clinical trials are often conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any potential future investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay the further clinical development or marketing approval of imetelstat for any indication. To the extent that the results of any potential future investigator-led clinical trials raise safety or other concerns regarding imetelstat, regulatory authorities may question the results of such investigator-led trials, or question the results of our current Phase 3 clinical trials, IMerge Phase 3 and IMpactMF, and planned Phase 1 clinical trial, IMproveMF. Safety concerns arising from any potential future investigator-led clinical trials could result in partial or full clinical holds being placed on the imetelstat INDs by the FDA or other regulatory authorities, as occurred in March 2014, which would further delay or prevent us from advancing imetelstat into further clinical development and cause us to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat

Our inability to obtain and maintain regulatory clearances and approvals to continue the clinical development of, and to potentially commercialize, imetelstat, would severely and adversely affect imetelstat’s future value, and our business and business prospects, and might cause us to cease operations.

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

The process of obtaining marketing approvals, both in the U.S. and in other countries, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of drugs in development, only a small percentage complete the regulatory approval process and are successfully commercialized. In addition, the lengthy review process as well as the unpredictability of future clinical trial results may result in a delay in obtaining, or our failure to obtain, regulatory approval for imetelstat in lower risk MDS, refractory MF, or any other indication, which would significantly harm our business, business prospects and the future value of imetelstat and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in Europe. As a company, we have not previously submitted an NDA to the FDA or similar applications to comparable regulatory authorities in other countries for imetelstat.

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
•
failure to satisfy the requirement to develop a risk evaluation and mitigation strategy for the U.S. and a risk management plan for the European Union, or EU, including post-marketing studies, as a potential condition to approval;
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

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit, and its withdrawal from the EU was completed on December 31, 2020. The withdrawal of the U.K. from the EU has resulted in uncertainty in relation to the regulatory process in the U.K., and for Europe could potentially result in a delay in the review of regulatory submissions which could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the EU or the U.K. Such regulatory changes in the U.K. or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the U.S. or other countries.

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

Our inability to successfully establish commercialization capabilities for imetelstat, if we receive regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

In October 2021, we gained access to the ILAP through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS. The ILAP is a new program sponsored by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K., post-Brexit. The objective of this new licensing and access pathway is to reduce the time to market and enable earlier patient access for innovative medicines. The Innovation Passport is the first prescribed entry point in the ILAP process. Key benefits of being within ILAP include a potential 150-day accelerated assessment and rolling review of an MAA, as well as opportunities for frequent interactions with the review staff at the MHRA and its partner agencies to discuss imetelstat’s development, regulatory and reimbursement plans.

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
•
requirements by regulatory authorities to validate and qualify significant activities for any replacement manufacturer, which could involve new testing and compliance inspections;
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

Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our clinical trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution, including booster shots, is progressing in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in certain regions of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3 and IMpactMF, due to the COVID-19 pandemic, which have impacted our trial operations. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned.

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

In addition, we rely on third-party CROs and other third parties to assist us with clinical trial activities. The COVID-19 pandemic has also had a significant impact on our CROs and other vendors, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. In any event, if the effects of the COVID-19 pandemic continue and persist for an extended period of time and/or become more severe, we may experience significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

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

The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital. We will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, the global economic slowdown caused by the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. As a result of these factors, our ability to raise additional capital may be impaired which could negatively affect our liquidity, our business and business prospects and the future of imetelstat.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of COVID-19 variants and subvariants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing, shipping delays and business closure requirements in the U.S. and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. Under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, and projected future proceeds of up to $124.3 million from the exercise of currently outstanding warrants will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of 2023. Absent these projected warrant proceeds, under current planning assumptions, we believe our existing capital resources, including the net proceeds from the public offering completed in April 2022, will be sufficient to fund our projected level of operations, which includes preparatory activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the second quarter of 2023. We will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations will be further delayed or interrupted if COVID-19 or pandemic conditions continue unabated, or worsen, creating further limitations on our clinical trial activities, or could be disrupted by civil or political unrest (such as the current military conflict between Ukraine and Russia). Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF or any potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic, the effects of the current military conflict between Ukraine and Russia or for any other reasons;
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
•
expenses associated with the pending securities class action lawsuits and derivative lawsuits, as well as any other potential litigation;
•
the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•
our level of indebtedness and associated debt service obligations;
•
the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel; and
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

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

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining $25.0 million Tranche C drawdown under the Loan Agreement to the extent available, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, political and civil unrest, such as the current military conflict between Ukraine and Russia and the related significant sanctions imposed against Russia, has created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, the current military conflict between Ukraine and Russia or other political unrest or war, including the possibility of expanded regional or global conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2020 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

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

In any event, we will require additional funding to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMpactMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of March 31, 2022, our accumulated deficit was approximately $1.3 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our development and potential commercialization of imetelstat and the risks and uncertainties regarding our future business viability could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new personnel due to shortages in qualified applicants, or to maintain our current management and personnel due to the increased number of opportunities in the biotechnology sector. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified personnel in the future on acceptable terms, our ability to further develop and potentially commercialize imetelstat will be impaired, and our business and the price of our common stock would be adversely impacted.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. For example, in September 2021, we established a subsidiary in the U.K. to accommodate our growing workforce in that location. Our business needs and the expansion of our workforce may require us to establish additional business offices or entities in additional jurisdictions outside of the U.S., or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the operation and maintenance of such entities, and the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to effectively operate and maintain such entities, or be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

Notwithstanding our research and discovery efforts, we expect imetelstat to remain our sole product candidate for the foreseeable future. If we are unable to successfully develop or commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations.

Other than imetelstat, we do not currently have any other product candidates. While we recently initiated a discovery program to identify a lead compound as a potential next generation oral telomerase inhibitor, our discovery efforts are at an early stage and may not be successful. In this regard, internal discovery efforts to identify new product candidates require substantial technical, financial and human resources, and the outcome of those efforts are uncertain and unpredictable. In addition, these discovery efforts may initially show promise in identifying a potential product candidate, yet fail to yield a product candidate for clinical development for a number of reasons, including where the research methodology used may not be successful in identifying a potential product candidate, or where a potential product candidate may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that it is unlikely to be an effective product. Furthermore, in addition to research and development risks, any potential lead compounds identified during discovery may not be patentable, and therefore unsuitable for further development. Likewise, our research efforts to evaluate imetelstat in lymphoid hematologic malignancies may not be successful. In any event, notwithstanding our research and discovery efforts, we remain and expect to continue remain wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations. Similarly, if we are unable to discover and develop new product candidates or to develop imetelstat in lymphoid hematologic malignancies through our research and discovery efforts, our business and business prospects would be harmed.

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

In order to advance the imetelstat program, including through completion of IMerge Phase 3 and IMpactMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, as well as undertaking potential commercialization activities for imetelstat in the U.S., we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

We have business operations in the United Kingdom which exposes us to additional costs and risks.*

Our business operations in the U.K. subject us to certain additional costs and risks associated with doing business outside the U.S., including:

•
the increased complexity and costs inherent in managing international operations in geographically disparate locations;
•
challenges of complying with diverse regulatory, financial and legal requirements, which are subject to change at any time;
•
potentially adverse tax consequences, including changes in applicable tax laws and regulations;
•
potentially costly trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
liabilities for activities of, or related to, our international operations;
•
challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;
•
natural disasters, political and economic instability, including terrorism and political unrest, outbreak of health epidemics, including the evolving COVID-19 pandemic, and the resulting global economic and social impacts;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.; and
•
compliance with the United Kingdom Bribery Act 2010, or UK Bribery Act, and similar antibribery and anticorruption laws in other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

In addition, our international operations in the U.K. expose us to fluctuations in currency exchange rates between the British pound and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have an adverse effect on our financial condition and results of operations.

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

We and certain of our officers have been named as defendants in two pending securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our product development activities.

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended and consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. Discovery has commenced and will be completed by August 2, 2022. Trial is scheduled to begin on October 31, 2022.

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
•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. The parties will have fifteen calendar days from plaintiffs filing of an amended complaint, or until June 22, 2022, to submit a stipulation regarding further proceedings. The Northern District has also scheduled an initial case management conference to occur on July 14, 2022; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022, when the court will hold a further hearing to decide whether the case should be dismissed.

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

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various governmental patent agencies in other countries over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by the COVID-19 pandemic and the military conflict between Ukraine and Russia. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, we have issued and pending patents and patent applications in Ukraine and Russia, and if we are unable to submit responses to governmental patent agencies or make payments related to such patents and patent applications in a timely manner due to the military conflict in the region, these patents or patent applications may be irrevocably lost. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our financial condition, business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

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

In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive a patent term extension of up to five years beyond its normal expiration. The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. One of our owned or licensed U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act.

Similar extensions are also available in certain countries and territories outside the U.S., such as in Japan, and in Europe as Supplementary Protection Certificates, or SPCs. If we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the Patent Office in the U.S., and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. Should we seek a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than five years. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved and, for a method of treatment patent, is limited to the approved indication. Thus, for example, if we do not receive a patent term extension for our U.S. composition of matter patent for imetelstat, as approved by the regulatory authorities, our U.S. composition of matter patent will expire in December 2025. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

If regulatory approval of imetelstat occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. If we do not receive marketing approval and submit a request for an SPC before our patents expire in the European Economic Area, or EEA, where we have imetelstat composition of matter patents, our imetelstat composition of matter patents will expire in September 2024. In all other countries outside the U.S. and the EEA where we have imetelstat composition of matter patents, either: (a) extension of patent term is not available, and the patents will expire in September 2024, or (b) we may not have marketing authorization in those countries in sufficient time to file an extension of patent term before our composition of matter patents expire in September 2024. If we do not have sufficient patent life to protect imetelstat, our financial results, business and business prospects, and the future of imetelstat would be materially and adversely affected, which might cause us to cease operations.

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

As a result of the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing that the persons or entities that we name as inventors in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions, or inventions that were developed by our former collaboration partner and assigned to us, for the future development, commercialization and manufacture of imetelstat. As a result, if we are not the first-inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our U.K. patents and our ability to establish and maintain European trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the fourth quarter of 2022 or the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

Challenges to our owned or licensed patent rights would result in costly and time-consuming legal proceedings that could prevent or limit development of imetelstat.

Our patents or those patent rights we have licensed, including patent rights that we may seek with respect to inventions made by past or future collaborators, may be challenged through administrative or judicial proceedings, which could result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology in patent applications that are subject to the law before the implementation of the AIA, the Patent Office may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged and can cause significant delay in the issuance of patents. Our pending patent applications or our issued patents, or those we have licensed and may license from others, may be drawn into interference proceedings or be challenged through post-grant review procedures or litigation, any of which could delay or prevent the issuance of patents, or result in the loss of issued patent rights. We may not be able to obtain from our past or future collaborators the information needed to support our patent rights which could result in the loss of important patent rights.

Under the AIA, interference proceedings between patent applications filed on or after March 16, 2013, have been replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions, such as inter partes review, or IPR, covered business method post-grant reviews and other post-grant reviews. This applies to all of our U.S. patents and those we have licensed and may license from others, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in Patent Office proceedings compared to the evidentiary standard in U.S. federal court, a third-party could potentially provide evidence in a Patent Office proceeding sufficient for the Patent Office to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party could attempt to use the Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. In addition, the IPR process under the AIA permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents. As a result, entities associated with hedge funds have challenged valuable pharmaceutical patents through the IPR process. Significant impairment of our imetelstat patent rights would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, which might cause us to cease operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside the U.S. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, many countries outside the U.S. have compulsory licensing laws under which a patent owner must grant licenses to third parties. Proceedings to enforce our patent rights, even if obtained, in jurisdictions outside the U.S. could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. While we intend to protect our intellectual property rights in major markets for imetelstat, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market imetelstat. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own and potentially develop in the future.

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

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many jurisdictions outside of the U.S., third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the EMA respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ATX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; and a combination treatment regimen of luspatercept and lenalidomide by Bristol Myers Squibb Corporation.

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma Corp., which was approved in February 2022 for the treatment of adults with intermediate or high-risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by Sierra Oncology, Inc., or Sierra Oncology, which in April 2022 entered into an acquisition agreement with GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor in-licensed by Sierra Oncology from AstraZeneca in August 2021; pelabresib (CPI-0610), a BET inhibitor, by Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021); navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte Corporation. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, a TGF-beta inhibitor, by Acceleron (acquired by Merck in November 2021), in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc. (acquired by Roche in February 2020); LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 betainhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; and KER-050, an engineered ligand trap comprised of a modified ligand-binding domain of the TGF-beta receptor in combination with ruxolitinib, by Keros Therapeutics.

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

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future worldwide sales of imetelstat, if approved. For a discussion of additional health reform activity, see Item 1 “Business—Government Regulation—Reimbursement and Healthcare Reform” in our 2021 Form 10-K.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including HIPAA, as amended by HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our 2021 Form 10-K.

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

Historically, our stock price has been extremely volatile. Between April 1, 2012 and March 31, 2022, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between April 1, 2021 and March 31, 2022, the price has ranged between a high of $2.23 per share and a low of $0.99 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding the research and development of imetelstat, or results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat, including IMerge Phase 3 or IMpactMF, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
•
obtaining substantial additional capital, on commercially reasonable terms, necessary to further advance the imetelstat program, including through the completion of IMpactMF and the planned exploratory studies in new indications, including IMproveMF and investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;
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
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by the COVID-19 pandemic and the current military conflict between Ukraine and Russia;
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

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of the COVID-19 pandemic or geopolitical events, including civil or political unrest (such as the current military conflict between Ukraine and Russia), could materially and adversely affect the market price of our common stock and the return on our stockholders’ investment in our securities.

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and one of our officers have been named as defendants in two securities class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, the District Court for the District of Delaware and the California Superior Court for the County of San Mateo, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3 and IMpactMF and/or could preclude or delay potential future clinical trials, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, or could preclude or delay commercialization efforts.

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

As of March 31, 2022, we had 675,000,000 shares of common stock authorized for issuance and 323,736,875 shares of common stock outstanding. Additionally, as of March 31, 2022, we had reserved 134,217,526 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants. Adding to these amounts, on April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, including our clinical trial sites, to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials if any); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

General Risk FACTORs

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), geopolitical events, including civil or political unrest (such as the current military conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions. Furthermore, other events, such as the armed conflict between Russia and Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. There is a risk that one or more of our CROs, suppliers, and other contractors and consultants might not survive an economic downturn. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.

4.1	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 30, 2022	000-20859
4.2	Form of Warrant to Purchase Common Stock	4.2	8-K	March 30, 2022	000-20859
10.1	2018 Inducement Award Plan, as amended February 16, 2022*	10.14	10-K	March 10, 2022	000-20859
10.2	Non-Employee Director Compensation Policy, as amended February 16, 2022 and March 7, 2022*	10.20	10-K	March 10, 2022	000-20859
10.3	Amended and Restated Severance Plan, effective as of January 1, 2022*	10.22	10-K	March 10, 2022	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2022
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2022
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2022 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2022 **
101

The following materials from the Registrant’s March 31, 2022 Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

+ Filed herewith.

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

GERON CORPORATION

Date: May 9, 2022	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)