Form 10-Q
period 2022-06-30
GERON CORP
filed 2022-08-11
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 5, 2022:
Common Stock, $0.001 par value	377,818,875 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,057	$34,871
Restricted cash	364	364
Marketable securities	143,230	148,851
Interest and other receivables	4,254	1,763
Prepaid and other current assets	3,470	1,357
Total current assets	227,375	187,206
Noncurrent marketable securities	—	28,651
Property and equipment, net	641	650
Operating leases, right-of-use assets	4,442	4,727
Deposits and other assets	5,703	4,800
	$238,161	$226,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,521	$6,687
Accrued compensation and benefits	5,613	8,099
Operating lease liabilities	913	901
Debt	5,162	—
Accrued liabilities	30,670	29,834
Total current liabilities	46,879	45,521
Noncurrent operating lease liabilities	3,977	4,267
Noncurrent debt	45,258	49,830
Commitments and contingencies
Stockholders' equity:
Common stock	378	324
Additional paid-in capital	1,472,407	1,398,006
Accumulated deficit	(1,329,956)	(1,271,741)
Accumulated other comprehensive loss	(782)	(173)
Total stockholders' equity	142,047	126,416
	$238,161	$226,034

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Revenues:
License fees and royalties	$73	$107	$196	$244

Operating expenses:
Research and development	20,606	21,937	42,705	43,050
General and administrative	7,443	7,059	14,142	14,537
Total operating expenses	28,049	28,996	56,847	57,587
Loss from operations	(27,976)	(28,889)	(56,651)	(57,343)
Interest income	330	136	442	309
Interest expense	(1,581)	(804)	(3,060)	(1,547)
Other income and (expense), net	1,110	(17)	1,054	1,183
Net loss	$(28,117)	$(29,574)	$(58,215)	$(57,398)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.16)	$(0.18)

Shares used in computing basic and diluted net loss per share	403,868,713	327,026,907	368,166,148	325,342,161

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Net loss	$(28,117)	$(29,574)	$(58,215)	$(57,398)
Net unrealized loss on marketable securities	(82)	(32)	(621)	(75)
Foreign currency translation adjustments	11	—	12	—
Comprehensive loss	$(28,188)	$(29,606)	$(58,824)	$(57,473)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(538)	(538)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balances at March 31, 2022	323,736,875	324	1,399,713	(1,301,839)	(711)	97,487
Net loss	—	—	—	(28,117)	—	(28,117)
Other comprehensive loss	—	—	—	—	(71)	(71)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Stock-based compensation related to issuance of common stock and options in exchange for services	4,637	—	13	—	—	13
Issuances of common stock under equity plans	589,913	1	760	—	—	761
Stock-based compensation for equity-based awards to employees and directors	—	—	2,058	—	—	2,058
Balances at June 30, 2022	377,664,759	$378	$1,472,407	$(1,329,956)	$(782)	$142,047

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuances of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity-based awards to employees and directors	—	—	1,794	—	—	1,794
Balances at March 31, 2021	318,545,008	318	1,384,262	(1,183,453)	35	201,162
Net loss	—	—	—	(29,574)	—	(29,574)
Other comprehensive loss	—	—	—	—	(32)	(32)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	1,897,472	2	2,465	—	—	2,467
Issuances of common stock under equity plans	151,618	1	186	—	—	187
Stock-based compensation for equity-based awards to employees and directors	—	—	1,973	—	—	1,973
Balances at June 30, 2021	320,599,195	$321	$1,388,909	$(1,213,027)	$3	$176,206

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,215)	$(57,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	101
Accretion and amortization on investments, net	304	778
Amortization of debt issuance costs/debt discount	704	374
Gain on sales of equity investment	—	(1,233)
Stock-based compensation for services by non-employees	28	48
Stock-based compensation for employees and directors	3,750	3,767
Amortization of right-of-use assets	285	266
Changes in assets and liabilities:
Current and noncurrent assets	(5,507)	(3,042)
Current and noncurrent liabilities	(4,094)	5,791
Net cash used in operating activities	(62,616)	(50,548)

Cash flows from investing activities:
Purchases of property and equipment	(120)	(10)
Purchases of marketable securities	(57,049)	(82,430)
Proceeds from maturities of marketable securities	90,406	149,834
Proceeds from sales of equity investment	—	1,594
Net cash provided by investing activities	33,237	68,988

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	761	204
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	69,916	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	—	16,234
Proceeds from exercise of warrants	—	2,479
Proceeds from debt financing	—	10,000
Debt discount and issuance costs for debt financing	(114)	—
Net cash provided by financing activities	70,563	28,917
Net effect of unrealized losses and exchange rates on cash, cash equivalents and restricted cash	2	—
Net change in cash, cash equivalents and restricted cash	41,186	47,357
Cash, cash equivalents and restricted cash at the beginning of the period	35,235	10,288
Cash, cash equivalents and restricted cash at the end of the period	$76,421	$57,645

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The accompanying condensed balance sheet as of December 31, 2021 has been derived from audited financial statements at that date.

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

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In April 2022, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, also known as the 2020 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The 2022 pre-funded warrant and 2020 pre-funded warrant are exercisable immediately at an exercise price of $0.001 per share. We included the 2022 pre-funded warrant and 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since their exercise price is negligible, and they may be exercised at any time. See Note 6 on Stockholders' Equity for further discussion of the April 2022 public offering.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2022 and 2021, the diluted net loss per share calculation excludes potential dilutive securities of 153,703,476 and 106,492,740, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and six months ended June 30, 2022 and 2021. See Note 2 on Fair Value Measurements.

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

Milestone Payments. At the inception of each agreement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. For milestones that we do not deem to be probable of being achieved, the associated milestone payments are fully constrained and the value of the milestone is excluded from the transaction price with no revenue being recognized. For example, milestone payments that are not within our control, such as regulatory-related accomplishments, are not considered probable of being achieved until those accomplishments have been communicated by the relevant regulatory authority. Once the assessment of probability of achievement becomes probable, we recognize revenue for the milestone payment. At each reporting date, we assess the probability of achievement of each milestone under any current agreements.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2022 and 2021, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$1,012	$906	$1,867	$1,731
General and administrative	1,046	1,067	1,883	2,036
Stock-based compensation expense included in operating expenses	$2,058	$1,973	$3,750	$3,767

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the six months ended June 30, 2022 and 2021 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Dividend yield	0%	0%
Expected volatility range	77.7% to 79.9%	77.8% to 78.3%
Risk-free interest rate range	1.69% to 3.41%	0.51% to 0.94%
Expected term	5.5 years	5.5 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the six months ended June 30, 2022 and 2021 has been estimated using the Black Scholes option-pricing model with the following assumptions:

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,789	$—	$—	$24,789
Commercial paper	44,243	—	(10)	44,233
	$69,032	$—	$(10)	$69,022

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$31,019	$—	$(207)	$30,812
Municipal securities (due in less than one year)	3,000	—	(57)	2,943
Government-sponsored enterprise securities (due in less than one year)	5,000	—	(47)	4,953
Commercial paper (due in less than one year)	67,034	7	(204)	66,837
Corporate notes (due in less than one year)	37,961	—	(276)	37,685
	$144,014	$7	$(791)	$143,230

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,207	$—	$—	$24,207
Commercial paper	7,499	—	—	7,499
	$31,706	$—	$—	$31,706

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$15,585	$—	$(18)	$15,567
U.S. Treasury securities (due in one to two years)	1,524	—	(3)	1,521
Municipal securities (due in one to two years)	3,000	—	(15)	2,985
Government-sponsored enterprise securities (due in less than one year)	12,500	—	(7)	12,493
Commercial paper (due in less than one year)	84,398	2	(38)	84,362
Corporate notes (due in less than one year)	36,444	2	(17)	36,429
Corporate notes (due in one to two years)	24,224	—	(79)	24,145
	$177,675	$4	$(177)	$177,502

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2022:
U.S. Treasury securities (due in less than one year)	$30,812	$(207)	$—	$—	$30,812	$(207)
Municipal securities (due in less than one year)	2,943	(57)	—	—	2,943	(57)
Government-sponsored enterprise securities (due in less than one year)	—	—	4,953	(47)	4,953	(47)
Commercial paper (due in less than one year)	94,341	(214)	—	—	94,341	(214)
Corporate notes (due in less than one year)	24,249	(102)	13,437	(174)	37,686	(276)
	$152,345	$(580)	$18,390	$(221)	$170,735	$(801)

As of December 31, 2021:
U.S. Treasury securities (due in less than one year)	$15,567	$(18)	$—	$—	$15,567	$(18)
U.S. Treasury securities (due in one to two years)	1,521	(3)	—	—	1,521	(3)
Municipal securities (due in one to two years)	2,985	(15)	—	—	2,985	(15)
Government-sponsored enterprise securities (due in less than one year)	1,500	—	4,993	(7)	6,493	(7)
Commercial paper (due in less than one year)	66,872	(38)	—	—	66,872	(38)
Corporate notes (due in less than one year)	16,001	(17)	—	—	16,001	(17)
Corporate notes (due in one to two years)	24,145	(79)	—	—	24,145	(79)
	$128,591	$(170)	$4,993	$(7)	$133,584	$(177)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2022 and December 31, 2021 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of June 30, 2022 and December 31, 2021 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the ongoing COVID-19 pandemic and ongoing geopolitical events, such as the current military conflict between Ukraine and Russia. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2022:
Money market funds(1)	$24,789	$—	$—	$24,789
U.S. Treasury securities(2)	—	30,812	—	30,812
Municipal securities(2)	—	2,943	—	2,943
Government-sponsored enterprise securities(2)	—	4,953	—	4,953
Commercial paper(1)(2)	—	111,070	—	111,070
Corporate notes(2)	—	37,685	—	37,685
Total	$24,789	$187,463	$—	$212,252
As of December 31, 2021:
Money market funds(1)	$24,207	$—	$—	$24,207
U.S. Treasury securities(2)(3)	—	17,088	—	17,088
Municipal securities(3)	—	2,985	—	2,985
Government-sponsored enterprise securities(2)	—	12,493	—	12,493
Commercial paper(1)(2)	—	91,861	—	91,861
Corporate notes(2)(3)	—	60,574	—	60,574
Total	$24,207	$185,001	$—	$209,208

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(3)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
CRO and clinical trial costs	$21,581	$22,804
Manufacturing activities	5,699	4,123
Professional legal and accounting fees	2,602	2,030
Interest payable	422	336
Other	366	541
	$30,670	$29,834

4. DEBT

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Original Loan Agreement, up to $75,000,000, as amended in August 2021. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75,000,000 to $125,000,000, with such principal being available in a series of tranches, subject to certain terms and conditions.

As of June 30, 2022, a total of $50,000,000 has been drawn under the Loan Agreement. Under the second amendment, the $75,000,000 in remaining loan principal as of June 30, 2022 can be drawn as follows: a) the first tranche of $20,000,000 is available within 30 days of the achievement of certain clinical and financial milestones until September 15, 2023, subject to the achievement of such milestones; b) the second tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; c) the third tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and d) the final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

On the Effective Date of the second amendment, we paid $100,000 as a facility charge that we recognized as a debt discount and will be amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future draw downs will be treated similarly. As of June 30, 2022, we also incurred approximately $14,000 in legal fees in connection with the second amendment, which we recognized as debt issuance costs and will be amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Future debt issuance costs will be treated similarly. Under the second amendment, if we choose to prepay the principal with respect to any future draw down after the Effective Date, any such prepayment within the first 36 months after the Effective Date will be subject to a prepayment charge equal to 1.5% of the principal amount prepaid. No prepayment charge will be assessed for any prepayment occurring more than 36 months after the Effective Date.

Under the second amendment, the maturity date, interest only payment dates, end of term charges, collateral, events of default, representations, warranties and covenants remain consistent with the terms of the Original Loan Agreement, except as follows:

•
Beginning June 1, 2022 and prior to the regulatory approval for imetelstat, or the potential Regulatory Approval, if any, we are required to maintain a minimum cash balance in an amount equal to the greater of: 50% of the outstanding principal amount under the Loan Agreement or $30,000,000.
•
After the potential Regulatory Approval, if any, the minimum cash requirement may be satisfied through one of the following three options, as elected by us: a) maintaining a cash balance in an amount not less than 40% of the outstanding principal amount under the Loan Agreement; b) maintaining a cash balance in an amount not less than 25% of the outstanding principal amount under the Loan Agreement, if our market cap is or exceeds $750,000,000; or c) maintaining six month net product revenues of at least 70% of net product revenues forecasted by us, should any potential Regulatory Approval for imetelstat be obtained.

We are in compliance with the covenants under the Loan Agreement as of June 30, 2022.

As of June 30, 2022, the net carrying value of the debt under the Loan Agreement was $50,420,000, which includes the principal amount of $50,000,000 less net unamortized debt discounts and issuance costs of $801,000 plus accrued end of term charge of $1,221,000. The carrying value of the debt approximates the fair value as of June 30, 2022. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2022 (in thousands):

Remainder of 2022	$2,653
2023	25,880
2024	33,498
Total	62,031
Less: amount representing interest	(8,756)
Less: unamortized debt discounts and issuance costs	(801)
Less: unamortized end of term charge	(2,054)
Less: current portion of debt	(5,162)
Noncurrent portion of debt	$45,258

5. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark, our Phase 2 clinical trial designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in relapsed/refractory myelofibrosis, during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. Discovery has commenced and will be completed by October 14, 2022. Trial is scheduled to begin on January 17, 2023.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after the trial in the consolidated class action lawsuit described above;
•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;
•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated class action lawsuit described above or a final, non-appealable judgment in the consolidated class action lawsuit described above; and

•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022, when it will hold a further case management conference.

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

Risks Related to Global Economic Conditions, COVID-19 and the Military Conflict Between Ukraine and Russia

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic and the military conflict between Ukraine and Russia. Both of these events have caused widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. With respect to the COVID-19 pandemic, we are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. For both our Phase 3 clinical trials, IMerge and IMpactMF, we have limited ongoing clinical trial activity in Ukraine and Russia, but we have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current political and civil unrest conditions. With support from our CRO, we are monitoring the impact of the conflict on our clinical trial activities.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and/or become more severe, we could experience significant disruptions to our clinical development timelines, delays in clinical site initiation and patient enrollment in IMpactMF, IMproveMF and the planned investigator-led clinical trials in acute myeloid leukemia, or AML, and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program.

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. In response to the COVID-19 pandemic and “shelter in place” and similar orders issued by state and local governments, we have allowed voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. Our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could occur which would negatively impact our business and business prospects, our financial condition and the future of imetelstat.

The effects of the COVID-19 pandemic and the military conflict between Ukraine and Russia, including the significant sanctions imposed against Russia, as well as broader economic conditions, including inflation, rising interest rates and the prospects for recession, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to complete IMerge Phase 3 and IMpactMF and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, as well as inflation, rising interest rates and the prospects for recession, could materially and adversely affect our business and the value of our common stock.

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

6. STOCKHOLDERS’ EQUITY

Public Offering

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The shares of common stock and the 2022 pre-funded warrant were immediately separable from the 2022 stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The 2022 stock purchase warrants have an exercise price of $1.45 per share and are exercisable immediately. The term of the 2022 stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, that the United States Food and Drug Administration, or FDA, has accepted for filing a New Drug Application submitted to the FDA for imetelstat in Low or Intermediate-1 risk myelodysplastic syndromes and (b) April 1, 2027. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The 2022 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2022 pre-funded warrant is exercised in full. As of June 30, 2022, none of the 2022 pre-funded warrant and 2022 stock purchase warrants have been exercised. The net cash proceeds from this offering were $69,916,000, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants.

Upon the issuance of the 2022 pre-funded warrant and 2022 stock purchase warrants, we evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2022 pre-funded warrant and the 2022 stock purchase warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we concluded the 2022 pre-funded warrant and the 2022 stock purchase warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.

Employee Stock Purchase Plan

In May 2022, our stockholders approved an amendment to our 2014 Employee Stock Purchase Plan to increase the total number of shares issuable under such plan by 1,000,000 shares of common stock.

2018 Equity Incentive Plan

In May 2022, our stockholders approved an amendment to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 11,000,000 shares of common stock.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, to be used exclusively for grants of inducement awards to individuals who were not previously our employees or non-employee directors, other than following a bona fide period of non-employment. As of June 30, 2022, a total of 16,100,000 shares of our common stock had been reserved (subject to customary adjustments in the event of a change in capital structure) under the Inducement Plan. In July 2022, our Compensation Committee approved an amendment to increase the reserve under the Inducement Plan by 5,000,000 shares.

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

For IMerge Phase 3, we expect top-line results to be available in early January 2023, based on current planning assumptions. In July 2022, the regularly scheduled Independent Data Monitoring Committee for IMerge Phase 3 met, and the committee recommended the trial continue without modification. Assuming the results of IMerge Phase 3 support regulatory submissions, we plan to submit a New Drug Application, or NDA, in the U.S. in the first half of 2023, and a marketing authorization application, or MAA, in Europe in the second half of 2023, for imetelstat in lower risk MDS. Under either priority or standard review for the NDA and, upon potential approval by the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the U.S. could occur as early as the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and, if approved, that commercial launch of imetelstat in lower risk MDS in Europe could occur as early as the second half of 2024.

For IMpactMF, clinical site openings and patient screening and enrollment continue. Under current planning assumptions, we expect the trial to be fully enrolled in 2024. In addition, we expect the interim analysis for overall survival, or OS, for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven, the results may be available at different times than currently expected.

In May 2022, the first clinical site opened for enrollment in IMproveMF, a Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, patients. In addition, in collaboration with key opinion leaders with expertise in acute myeloid leukemia, or AML, we plan to support one or more investigator-led clinical trials in AML and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS, to evaluate imetelstat as a single agent and in combination with venetoclax or hypomethylating agents, or HMAs, in the second half of 2022.

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

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of June 30, 2022, we had approximately $219.7 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $50.0 million.

In April 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The net cash proceeds from this offering were $69.9 million, after deducting the underwriting discount and other offering expenses paid by us, and exclude any potential future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants. See Note 6 on Stockholders' Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of June 30, 2022, $75.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the second amendment.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2022, we had an accumulated deficit of approximately $1.3 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. Under current planning assumptions, we believe our existing capital resources, potential future proceeds of up to $124.3 million from the exercise of currently outstanding warrants and up to $50.0 million in potential available drawdowns under the Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. Absent these potential future warrant proceeds and availability of debt drawdowns, under current planning assumptions, we believe our existing capital resources will be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the third quarter of 2023. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. We do not expect imetelstat to be commercially available for several years, if at all.

Note on the COVID-19 Pandemic and Military Conflict Between Ukraine and Russia

The ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia are having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets and business practices. For both our Phase 3 clinical trials, IMerge and IMpactMF, we have limited ongoing clinical trial activity in Ukraine and Russia, but we have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. With support from our international clinical research organization, or CRO, we are monitoring the impact of the conflict on our clinical trial activities. We do not anticipate the pandemic or the conflict to affect our projected timing for top-line results in IMerge Phase 3 in early January 2023. For a discussion regarding the effect of the ongoing COVID-19 pandemic and the military conflict between Ukraine and Russia on our business and financial results, see the section entitled “Risk Factors” in Part II, Item 1A and Note 5 on

Contingencies and Uncertainties – Risks Related to Global Economic Conditions, COVID-19 and the Military Conflict Between Ukraine and Russia in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in our 2021 Form 10-K.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to the COVID-19 pandemic or geopolitical events, such as the current military conflict between Ukraine and Russia; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for several years, if at all.

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our imetelstat and non-imetelstat related technologies. Under these agreements, non-refundable upfront fees and annual license maintenance fees were considered fixed consideration, while milestone payments and royalties were identified as variable consideration. As of June 30, 2021, no active license agreements for our imetelstat and non-imetelstat related technologies remain. In connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc., or Lineage, (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing Geron’s divested intellectual property.

We recognized license fee revenues of $28,000 for each of the three and six months ended June 30, 2021 related to a previous license agreement for our non-imetelstat related technologies. No comparable amounts were recognized for the three and six months ended June 30, 2022. We recognized royalty revenues of $73,000 and $196,000 for the three and six months ended June 30, 2022, respectively, compared to $79,000 and $216,000 for the same periods in 2021. Royalty revenues in 2022 and 2021 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. Absent any retroactive royalty payments, such as the one-time payment received from Lineage in the fourth quarter of 2021, we expect revenues in 2022 to be lower than 2021 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three and six months ended June 30, 2022 and 2021, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2022 and 2021, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Direct external expenses	$13,819	$15,727	$28,926	$30,869
Personnel-related expenses	5,401	5,176	11,222	10,268
All other expenses	1,386	1,034	2,557	1,913
Total research and development expenses	$20,606	$21,937	$42,705	$43,050

The decrease in research and development expenses for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily reflects the net result of decreased manufacturing costs due to the timing of imetelstat manufacturing batches; partially offset by increased personnel-related expenses for additional headcount and higher consulting costs related to preparation for top-line results and regulatory submissions in lower risk MDS. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF, the IMproveMF trial and planned investigator-led trials in AML and higher risk MDS. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $7.4 million and $14.1 million for the three and six months ended June 30, 2022, respectively, compared to $7.1 million and $14.5 million for the same periods in 2021. The increase in general and administrative expenses for the three months ended June 30, 2022, compared to the same period in 2021, primarily reflects the net result of increased costs for commercial preparatory activities of approximately $563,000 and higher personnel-related expenses of approximately $573,000 for additional headcount; partially offset by lower legal fees of approximately $364,000 and reduced consulting costs of approximately $530,000 related to modernizing the internal infrastructure to support potential commercial launch. The decrease in general and administrative expenses for the six months ended June 30, 2022, compared to the same period in 2021, primarily reflects the net result of reduced consulting costs of approximately $1.2 million related to modernizing the internal infrastructure to support potential commercial launch and lower legal fees of approximately $586,000; partially offset by higher personnel-related expenses of approximately $797,000 for additional headcount and higher costs for commercial preparatory activities of approximately $349,000. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential stage-gated commercialization activities continue.

Interest Income

Interest income was $330,000 and $442,000 for the three and six months ended June 30, 2022, respectively, compared to $136,000 and $309,000 for the same periods in 2021. The increase in interest income for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in April 2022 and higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates. See Note 6 on Stockholders' Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

Interest Expense

Interest expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2022, respectively, compared to $804,000 and $1.5 million for the same periods in 2021. The increase in interest expense for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily reflects rising interest rates and an increased principal debt balance under the Loan Agreement. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other income was $1.1 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to net other expense of $17,000 and net other income of $1.2 million for the same periods in 2021. In the second quarter of 2022, we recognized other income of approximately $1.3 million related to the reimbursement of certain legal expenses under our insurance policies. During the first quarter of 2021, we sold our entire equity investment in BARD1 Life Sciences Limited, a company listed on the Australian stock exchange, resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. Net other income and (expense) also includes bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had cash, restricted cash, cash equivalents, and marketable securities of $219.7 million, compared to $212.7 million at December 31, 2021. The increase in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2022 was primarily the net result of the receipt of net cash proceeds of $69.9 million from our underwritten public offering completed in April 2022, partially offset by cash being used for operations.

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The net cash proceeds from this offering were $69.9 million, after deducting the underwriting discount and other offering expenses paid by us, and exclude any potential future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants. See Note 6 on Stockholders' Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

As of June 30, 2022 and December 31, 2021 we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of June 30, 2022, a total of $75.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $50.0 million is available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the second amendment.

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

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20.4 million, after deducting sales commissions and other offering expenses payable by us. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the six months ended June 30, 2022. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of June 30, 2022. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Future Funding Requirements

Under current planning assumptions, we believe our existing capital resources, including the potential future proceeds of up to $124.3 million from the exercise of currently outstanding warrants and potential drawdowns of up to $50.0 million under the Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. Absent these potential warrant proceeds and availability of debt drawdowns under the Loan Agreement, under current planning assumptions, we believe our existing capital resources will be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the third quarter of 2023. Importantly, our ability to raise additional capital to fund our operations after the end of the third quarter of 2023 will be substantially dependent on the top-line results from IMerge Phase 3. If the top-line results from IMerge Phase 3 are negative, inconclusive or otherwise do not meet the expectations of investors, analysts and our lenders, our ability to raise additional capital to fund our operations after the end of the third quarter of 2023 will be substantially impaired, which might cause us to cease operations. In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations will be further delayed or interrupted if COVID-19 or pandemic conditions worsen, creating further limitations on our clinical trial activities, or could be disrupted by civil or political unrest (such as the current military conflict between Ukraine and Russia). Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar regulatory authorities in other countries;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF and IMproveMF, and potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF and IMproveMF or any potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic, the effects of the current military conflict between Ukraine and Russia or for any other reasons;
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
•
the costs of multiple third-party vendors and service providers, including our CROs and third-party manufacturers, to pursue the development, manufacturing and potential commercialization of imetelstat;
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
•
the costs and timing necessary to build a sales force in the U.S. and potentially other countries to market and sell imetelstat, should it receive regulatory approval;
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
•
broader economic conditions, including inflation, rising interest rates and the prospects for recession, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts; and
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

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

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining tranches of up to $75.0 million available under the Loan Agreement, subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, including approval by an investment committee comprised of Hercules and SVB, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, the current military conflict between Ukraine and Russia and general economic conditions, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, political and civil unrest, such as the current military conflict between Ukraine and Russia and the related significant sanctions imposed against Russia, has created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, the current military conflict between Ukraine and Russia or other political unrest or war, including the possibility of expanded regional or global conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future drawdowns, if available, of the remaining up to $75.0 million under the Loan Agreement, will be sufficient to fund our operating plans. In this regard, under the Loan Agreement, our ability to draw down any funds is subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization requirements and other conditions, including approval by an investment committee comprised of Hercules and SVB. Without such approval, we will not be eligible to draw down any funds under the final $25.0 million tranche of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat.

In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMpactMF and IMproveMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2022 and 2021 was $62.6 million and $50.5 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2022, compared to the same period in 2021, primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, and increases in headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 and 2021 was $33.2 million and $69.0 million, respectively. The decrease in net cash provided by investing activities for the six months ended June 30, 2022, compared to the same period in 2021, primarily reflects a higher rate of purchases than maturities of marketable securities in 2022 from the investment of net cash proceeds received from the underwritten public offering completed in April 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $70.6 million and $28.9 million, respectively. Financing activities in 2022 primarily reflect the receipt of net cash proceeds from the underwritten public offering completed in April 2022. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement with B. Riley Securities and a $10.0 million draw down under the Loan Agreement with Hercules and SVB.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2021 Form 10-K and there have been no changes to the contractual terms of our operating leases during the six months ended June 30, 2022.

In the normal course of business, we enter into agreements with CROs for clinical trials and third-party manufacturers for clinical supply manufacturing and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

Risks Related to COVID-19

•
The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, causing delays in our current Phase 3 clinical trials, IMerge Phase 3 and IMpactMF, and may delay IMproveMF, our Phase 1 combination clinical trial in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, and our planned investigator-led clinical trials in acute myeloid leukemia, or AML, and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS. Additionally, the COVID-19 pandemic may delay and disrupt regulatory activities and our manufacturing and supply chain and have other adverse effects on our business and operations.

Risks Related to Our Financial Position and Indebtedness and Need For Additional Financing

•
We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If we are unable to raise this capital when needed, we would be forced to delay, reduce or eliminate our research and development activities and other operations or commercialization efforts which would have a material adverse effect on our business that might cause us to cease operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish certain rights to imetelstat.
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
•
obtain substantial additional capital in order to enable us to conduct our operations and further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;
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

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development of imetelstat, which would severely harm our business, prospects and our ability to raise additional capital, and might cause us to cease operations.

Our current and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, civil unrest or military conflicts around the world, including the current military conflict between Ukraine and Russia, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.*

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3, IMpactMF, and IMproveMF, which was opened for enrollment in May 2022. Potential future clinical trials of imetelstat include one or more potential investigator-led clinical trials in AML and higher risk MDS that we plan to support. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business, all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution, including booster shots, is being conducted in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in many parts of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned due to the COVID-19 pandemic. Site personnel resources for IMpactMF remain constrained in the countries where we plan to conduct the trial, due to the negative impact of COVID-19, as well as a number of competing trials in MF and other oncology indications. Under current planning assumptions for IMpactMF, we expect that the interim analysis may occur in 2024 and the final analysis in 2025. However, because the analyses for IMpactMF are event-driven, the results may be available at different times than currently expected. In addition, the conduct and completion of IMerge Phase 3, IMpactMF, and IMproveMF, and commencement and conduct of any potential future clinical trials of imetelstat, including the investigator-led clinical trials in AML and higher risk MDS that we plan to support, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of the COVID-19 pandemic, the conflict between Ukraine and Russia or failures or delays related to:

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
•
patient recruitment and enrollment in IMproveMF, the Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline MF, which was opened for enrollment in May 2022;
•
patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest or military conflicts around the world, including specifically the current ongoing military conflict between Ukraine and Russia;

•
obtaining and/or maintaining regulatory clearances in the U.S. or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing IMerge Phase 3, IMpactMF and IMproveMF, or commencing potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS;
•
maintaining the INDs and equivalent submissions in other countries for imetelstat without such INDs and/or equivalent submissions in other countries being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other regulatory authorities;
•
contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including providing for valid mechanisms to engage in cross-border data transfers, as well as identifying, recruiting and training suitable clinical investigators, especially given the constraints caused by the COVID-19 pandemic, and other competing clinical trials in MF and other oncology indications;
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
•
manufacturing sufficient quantities of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of a) limitations in available manufacturing capacity due to obligations to manufacture and distribute vaccines to address the COVID-19 pandemic; b) temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; c) infections or cross-contaminations of product candidates in the manufacturing process; d) or capacity limitations;
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
•
obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments, modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing IMerge Phase 3, IMpactMF or IMproveMF, or commencing potential future clinical trials of imetelstat; and
•
obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial design we may seek for IMerge Phase 3, IMpactMF or IMproveMF, or as a result of changes in regulatory requirements and policies, which could, for example, prevent us from conducting or completing IMerge Phase 3, IMpactMF or IMproveMF, and commencing potential future clinical trials of imetelstat.

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

Failures or delays with respect to any of the aforementioned events could adversely affect our ability to conduct or complete IMerge Phase 3, IMpactMF and IMproveMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic, the military conflict between Ukraine and Russia or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed, and we might cease operations.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in retaining patients in IMerge Phase 3 and screening, enrolling and retaining patients in IMpactMF, whether as a result of the effects of the COVID-19 pandemic, geopolitical events, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine and Russia, and nearby European countries, and have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current political and civil unrest conditions, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel.

If we experience further difficulties in retaining patients in the treatment or follow-up phase of IMerge Phase 2 and IMerge Phase 3, whether as a result of the effects of the COVID-19 pandemic, geopolitical events, or for any other reasons, our ability to continue to assess longer-term durability of RBC-TI responses would be adversely affected. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF and IMproveMF, depend on many factors, such as:

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

In addition, IMpactMF has competed and will continue to compete with, and earlier stage clinical trials of imetelstat, such as IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, will compete with, other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and such trials may also be conducted at the same clinical sites. This competition is reducing the number of clinical sites and hospital staff available to participate in IMpactMF, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in IMpactMF or IMproveMF and planned ISTs in AML and higher risk MDS, based on efficacy and safety results reported to date and that may be reported in the future.

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
•
gastrointestinal events;
•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF or any potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials, which might cause us to cease operations. In any event, if such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar regulatory authorities in other countries to result in an unacceptable benefit-risk profile, then:

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

The occurrence of any of the aforementioned events could interrupt, further delay, or halt, any development and potential commercialization of imetelstat by us, as well as increase costs to develop imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

In IMerge Phase 2, the initial data review for the 25-patient expansion cohort that was conducted by our former collaboration partner in the second quarter of 2018, referred to as a “data snapshot,” exhibited an eight-week RBC-TI rate of 28%, while the 13-patient initial cohort exhibited an eight-week RBC-TI rate of 54%, resulting in an overall eight-week RBC-TI rate of 37% for the combined cohorts. Patients in both the initial and expansion cohorts were naïve to both HMA and lenalidomide and were non-del(5q). We believe the observed difference in eight-week RBC-TI rate between the 13-patient initial cohort and the 25-patient expansion cohort may be attributable to factors such as the maturity of the data at the time of the data snapshot, since the median follow-up time of the expansion cohort at the time of the data snapshot was less than half the length of time the 13-patient initial cohort had been followed when their data were first reported, or the higher overall baseline transfusion burden of the expansion cohort. Although the latest reported eight-week RBC-TI rate of 42% in June 2020 is higher than that reported in the data snapshot from the second quarter of 2018, we cannot assure you that the eight-week RBC-TI rate of patients enrolled in IMerge Phase 3 will be comparable to what has been reported in the 13-patient initial cohort, the 25-patient expansion cohort, or the combined cohorts in IMerge Phase 2. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMerge Phase 2 and IMbark, and if this were to occur with IMerge Phase 3 or IMpactMF, this would adversely affect future development prospects of imetelstat, would substantially impair our ability to raise additional capital, and may cause us to cease operations.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in MF patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology suggest favorable OS for imetelstat-treated patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development and potential commercialization of imetelstat by us, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

Additional or updated safety and efficacy data from current or potential future imetelstat clinical trials may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. Any data reported from IMerge Phase 3 or IMpactMF may materially differ from and be less positive than data previously reported from IMerge Phase 2 and IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the potential success of IMerge Phase 3 or IMpactMF, or cause us to abandon further development of imetelstat entirely.

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

Further delay, suspension or abandonment of our development of imetelstat in myeloid hematologic malignancies, including to conduct and complete IMerge Phase 3, IMpactMF, IMproveMF, and to plan for, commence, conduct and complete potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, could have a material adverse effect on the future of imetelstat and our business prospects, and we might cease operations.

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

Although we rely on third parties to conduct our imetelstat clinical trials, including IMerge Phase 3, IMpactMF and IMproveMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar regulatory authorities in other countries require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar regulatory authorities in other countries, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

We will not control the conduct of any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-to-risk assessment that could impact our ongoing clinical trials or development program for imetelstat.

We will not control the design or administration of any potential future investigator-led trials, such as the planned investigator-led clinical trials in AML or higher risk MDS that we plan to support in 2022, nor the submission, approval or maintenance of any IND or foreign equivalent required to conduct these clinical trials. In addition, we will not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any potential future investigator-led clinical trial could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials. Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any potential future investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay the further clinical development or marketing approval of imetelstat for any indication. To the extent that the results of any potential future investigator-led clinical trials raise safety or other concerns regarding imetelstat, regulatory authorities may question the results of such investigator-led trials, or question the results of our current Phase 3 clinical trials, IMerge Phase 3 and IMpactMF, and our Phase 1 clinical trial, IMproveMF. Safety concerns arising from any potential future investigator-led clinical trials could result in partial or full clinical holds being placed on the imetelstat INDs by the FDA or other regulatory authorities, as occurred in March 2014, which would further delay or prevent us from advancing imetelstat into further clinical development and cause us to discontinue our development of imetelstat, which would severely harm our business and prospects, and could potentially cause us to cease operations.

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

Before we can seek to obtain regulatory approval for the commercial sale of imetelstat, we need to demonstrate that imetelstat is safe and effective in IMerge Phase 3, IMpactMF or potential additional clinical trials of imetelstat. We will need to complete significant additional research, manufacturing activities and clinical testing as well as other assessments before we can submit any application to the FDA or similar regulatory authorities in other countries for regulatory approval of imetelstat, including confirming compliance with EMA and FDA regulatory commitments.

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

Imetelstat manufacturing must comply with applicable regulatory standards for current and potential future clinical trials and potential commercial uses. The process of manufacturing imetelstat is complex and remains subject to several risks, including:

•
the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance, and to establish commercial supply agreements;
•
reliance on third-party manufacturers and suppliers, whose efforts we do not control;
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

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing supply chain capable of providing imetelstat for IMerge Phase 3, IMpactMF and IMproveMF, and/or potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, and potential future commercial uses, which would delay or result in a cessation of IMerge Phase 3, IMpactMF, IMproveMF or potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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
•
requirements by regulatory authorities to validate and qualify significant activities for any current or replacement manufacturer, which could involve new testing and compliance inspections;
•
the inability to execute timely contracts with third-party manufacturers and suppliers on acceptable terms, or at all;

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
•
compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations corresponding to similar regulatory authorities in other countries;
•
breach or termination of manufacturing or supply contracts;
•
inadequate storage or maintenance at contracted facilities resulting in theft or spoilage; and
•
natural disasters that affect contracted facilities.

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials, such as IMerge Phase 3, IMpactMF and IMproveMF or commencement of potential future clinical trials, such as the planned investigator-led clinical trials in AML and higher risk MDS, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. We may not be able to enter into suitable commercial supply agreements, or to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Failure to achieve necessary cost reductions could result in decreased sales or reduced gross margins, if any, for us, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of clinical sites involved with IMerge Phase 3 and planned clinical sites for IMpactMF and IMproveMF.

Our business and business prospects, our financial condition and the future of imetelstat generally could be materially and adversely affected by the effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed voluntary access to our offices in California and New Jersey to employees who have been vaccinated. While almost all of our employees continue to work remotely without any significant disruption to our business, the effects of our policies regarding remote working may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our clinical trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution, including booster shots, is being conducted in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in parts of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3, IMpactMF and IMproveMF, due to the COVID-19 pandemic, which have impacted our trial operations. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned.

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

If the effects of the COVID-19 pandemic continue and/or become more severe, we could experience further disruptions to our clinical development timelines, including continued delays in enrollment and clinical trial site initiation in IMpactMF and potential delays in IMproveMF and planned investigator-led clinical trials in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

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
•
interruption of, or delays in receiving, supplies of imetelstat from our third-party manufacturers due to among other things, staffing shortages, production slowdowns or stoppages, shipping delays, shortages in raw materials or laboratory supplies because of ongoing efforts to address the pandemic, limitations in available capacity at contract manufacturing vendors or drug distribution service providers due to obligations to manufacture and distribute vaccines to address the spread of COVID-19, disruptions in supply chain and production systems and import/export complications;
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

These and other factors arising from the effects of the COVID-19 pandemic could further adversely impact our ability to conduct and complete IMerge Phase 3, and to enroll, conduct and complete IMpactMF and IMproveMF and any potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

In addition, we rely on third-party CROs and other third parties to assist us with clinical trial activities. The COVID-19 pandemic has also had a significant impact on our CROs and other vendors, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. In any event, if the effects of the COVID-19 pandemic become more severe, we may experience more significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

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

The effects of the COVID-19 pandemic, as well as broader economic conditions, including inflation, rising interest rates and the prospects for recession, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, as well as inflation, rising interest rates and the prospects for recession, could materially and adversely affect our business and the value of our common stock. As a result of these factors, our ability to raise additional capital may be impaired which could negatively affect our liquidity, our business and business prospects and the future of imetelstat.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of COVID-19 variants and subvariants in the U.S. and other countries and the potential emergence of new variants or additional sub-variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing, shipping delays and business closure requirements in the U.S. and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat. In addition, to the extent the effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. Under current planning assumptions, we believe our existing capital resources, including the potential future proceeds of up to $124.3 million from the exercise of currently outstanding warrants and potential drawdowns of up to $50.0 million under the recently expanded Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. Absent these potential warrant proceeds and availability of debt drawdowns under the Loan Agreement, under current planning assumptions, we believe our existing capital resources will be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the end of the third quarter of 2023. Importantly, our ability to raise additional capital to fund our operations after the end of the third quarter of 2023 will be substantially dependent on the top-line results from IMerge Phase 3. If the top-line results from IMerge Phase 3 are negative, inconclusive or otherwise do not meet the expectations of investors, analysts and our lenders, our ability to raise additional capital to fund our operations after the end of the third quarter of 2023 will be substantially impaired, which might cause us to cease operations. In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations will be further delayed or interrupted if COVID-19 or pandemic conditions worsen, creating further limitations on our clinical trial activities, or could be disrupted by civil or political unrest (such as the current military conflict between Ukraine and Russia). Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar regulatory authorities in other countries;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF and IMproveMF, and potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, as well as non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF and IMproveMF or any potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, whether as a result of the effects of the COVID-19 pandemic, the effects of the current military conflict between Ukraine and Russia or for any other reasons;
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
•
the costs of multiple third-party vendors and service providers, including our CROs and third-party manufacturers, to pursue the development, manufacturing and potential commercialization of imetelstat;
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

•
the costs and timing necessary to build a sales force in the U.S. and potentially other countries to market and sell imetelstat, should it receive regulatory approval;
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
•
broader economic conditions, including inflation, rising interest rates and the prospects for recession, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts; and
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

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

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, the remaining tranches of up to $75.0 million available under the Loan Agreement, subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, including approval by an investment committee comprised of Hercules and SVB, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, the current military conflict between Ukraine and Russia and general economic conditions, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, political and civil unrest, such as the current military conflict between Ukraine and Russia and the related significant sanctions imposed against Russia, has created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, the current military conflict between Ukraine and Russia or other political unrest or war, including the possibility of expanded regional or global conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley Securities or potential future drawdowns, if available, of the remaining up to $75.0 million under the Loan Agreement, will be sufficient to fund our operating plans. In this regard, under the Loan Agreement, our ability to draw down any funds is subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization requirements and other conditions, including approval by an investment committee comprised of Hercules and SVB. Without such approval, we will not be eligible to draw down any funds under the final $25.0 million tranche of the Loan Agreement, and we will need to obtain additional or alternative financing to advance our development of imetelstat.

In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMpactMF and IMproveMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of June 30, 2022, our accumulated deficit was approximately $1.3 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our hTERT technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any significant revenues. We have no ongoing collaborations related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues, although we may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities.

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

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.*

As of June 30, 2022, the total outstanding principal amount under the Loan Agreement is $50.0 million. The tranches for the remaining $75.0 million available to us under the Loan Agreement are as follows: a) the first remaining tranche of $20.0 million is available within 30 days of the achievement of certain clinical and financial milestones until September 15, 2023, subject to the achievement of such milestones; b) the second remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; c) the third remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and d) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first three remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. If we are not able to draw additional funds under the Loan Agreement, we will need to obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down any of the remaining tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

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

The Loan Agreement, as recently amended in June 2022, also contains financial covenants. Beginning June 1, 2022 and prior to receiving potential regulatory approval for imetelstat, if any, we are required to maintain a minimum cash balance in an amount equal to the greater of: 50% of the outstanding principal amount under the Loan Agreement or $30.0 million. Under the Loan Agreement, if we enter into certain licensing transactions, this cash covenant requirement would increase to $35.0 million. After the potential regulatory approval for imetelstat, if any, the minimum cash requirement may be satisfied through one of the following three options, as elected by us: a) maintaining a cash balance in an amount not less than 40% of the outstanding principal amount under the Loan Agreement; b) maintaining a cash balance in an amount not less than 25% of the outstanding principal amount under the Loan Agreement, if our market cap is or exceeds $750.0 million; or c) maintaining six month net product revenues of at least 70% of net product revenues forecasted by us, should any potential regulatory approval for imetelstat be obtained. The breach of any of these restrictive covenants or any other terms of the Loan Agreement would accelerate our obligation to repay our indebtedness under the Loan Agreement, which could have a material adverse effect on our business, business prospects and financial position.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by the effects of the COVID-19 pandemic on our clinical trial activities and the resulting delays in reporting any results from IMerge Phase 3 and IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

In any event, we are unable to predict when, if ever, we will enter into any collaborative arrangements because of the numerous risks and uncertainties associated with establishing collaborative arrangements. Moreover, given the significant risks and uncertainties regarding the future imetelstat development program, potential collaborative partners may be reluctant to enter into new collaborative arrangements with us, or may only be willing to do so on terms that are not favorable to us. As a result, we may not be successful in finding a collaborative partner or partners on favorable terms, if at all. If we are unable to negotiate collaborative arrangements, we may have to:

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

In order to advance the imetelstat program, including through completion of IMerge Phase 3, IMpactMF and IMproveMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, as well as undertaking potential commercialization activities for imetelstat in the U.S., we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended and consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. Discovery has commenced and will be completed by October 14, 2022. Trial is scheduled to begin on January 17, 2023.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after the trial in the consolidated class action lawsuit described above;
•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated class action lawsuit described above or a final, non-appealable judgment in the consolidated class action lawsuit described above; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022, when it will hold a further case management conference.

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

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. Patent and Trademark Office and in comparable agencies in many jurisdictions outside of the U.S., third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the EMA respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA rejects all of our proposed proprietary product names, we may be required to expend additional time and resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc; Onureg (oral azacytidine) by Bristol-Myers Squibb Corporation, or BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceutical.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; and HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS.

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation, or Incyte, and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma Corp., which was approved in February 2022 for the treatment of adults with intermediate or high-risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by Sierra Oncology, Inc., or Sierra Oncology, which in April 2022 entered into an acquisition agreement with GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor in-licensed by Sierra Oncology from AstraZeneca in August 2021; pelabresib (CPI-0610), a BET inhibitor, by Constellation Pharmaceuticals, Inc. (acquired by MorphoSys AG in June 2021); navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept, in collaboration with Celgene; PRM-151, an anti-fibrosis antibody, by Promedior, Inc. (acquired by Roche in February 2020); LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 betainhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

The U.S. and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is possible that the ACA will be subject to judicial or Congressional challenges in the future. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our 2021 Form 10-K.

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

Historically, our stock price has been extremely volatile. Between July 1, 2012 and June 30, 2022, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between July 1, 2021 and June 30, 2022, the price has ranged between a high of $1.74 per share and a low of $0.99 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding the research and development of imetelstat, or results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any clinical trials of imetelstat, including IMerge Phase 3 or IMpactMF, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
•
obtaining substantial additional capital, on commercially reasonable terms, necessary to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF;
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

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in two pending securities class action lawsuits and seven shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and one of our officers have been named as defendants in two securities class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, the District Court for the District of Delaware and the California Superior Court for the County of San Mateo, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMerge Phase 3, and IMpactMF and IMproveMF and/or could preclude or delay potential future clinical trials, such as the planned investigator-led clinical trials in AML and higher risk MDS, or could preclude or delay commercialization efforts.

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

As of June 30, 2022, we had 675,000,000 shares of common stock authorized for issuance and 377,664,759 shares of common stock outstanding. Additionally, as of June 30, 2022, we had reserved 199,327,500 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.

10.1	2018 Equity Incentive Plan, as amended*	10.1	8-K	May 13, 2022	000-20859
10.2	2014 Employee Stock Purchase Plan, as amended*	10.2	8-K	May 13, 2022	000-20859
10.3+	2018 Inducement Award Plan, as amended July 15, 2022*
10.4+^	Second Amendment to Loan and Security Agreement, dated June 30, 2022 amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 11, 2022
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated August 11, 2022
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022 **
101

The following materials from the Registrant’s June 30, 2022 Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

+ Filed herewith.

^ Certain portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

GERON CORPORATION

Date: August 11, 2022	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)