Form 10-Q
period 2022-09-30
GERON CORP
filed 2022-11-07
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 1, 2022:
Common Stock, $0.001 par value	381,235,046 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$61,103	$34,871
Restricted cash	364	364
Marketable securities	133,684	148,851
Interest and other receivables	22,223	1,763
Prepaid and other current assets	4,696	1,357
Total current assets	222,070	187,206
Noncurrent marketable securities	—	28,651
Property and equipment, net	733	650
Operating leases, right-of-use assets	4,296	4,727
Deposits and other assets	5,507	4,800
	$232,606	$226,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,183	$6,687
Accrued compensation and benefits	7,637	8,099
Operating lease liabilities	919	901
Debt	12,959	—
Accrued liabilities	53,111	29,834
Total current liabilities	82,809	45,521
Noncurrent operating lease liabilities	3,826	4,267
Noncurrent debt	37,799	49,830
Commitments and contingencies
Stockholders' equity:
Common stock	382	324
Additional paid-in capital	1,479,417	1,398,006
Accumulated deficit	(1,371,007)	(1,271,741)
Accumulated other comprehensive loss	(620)	(173)
Total stockholders' equity	108,172	126,416
	$232,606	$226,034

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Revenues:
License fees and royalties	$297	$109	$493	$353

Operating expenses:
Research and development	24,603	18,527	67,308	61,577
General and administrative	15,642	7,256	29,784	21,793
Total operating expenses	40,245	25,783	97,092	83,370
Loss from operations	(39,948)	(25,674)	(96,599)	(83,017)
Interest income	852	112	1,294	421
Interest expense	(1,817)	(1,058)	(4,877)	(2,605)
Other income and (expense), net	(138)	(77)	916	1,106
Net loss	$(41,051)	$(26,697)	$(99,266)	$(84,095)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.26)	$(0.26)

Shares used in computing basic and diluted net loss per share	405,237,474	328,934,491	380,659,049	326,552,763

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
Net loss	$(41,051)	$(26,697)	$(99,266)	$(84,095)
Net unrealized gain (loss) on marketable securities	153	13	(468)	(62)
Foreign currency translation adjustments	9	—	21	—
Comprehensive loss	$(40,889)	$(26,684)	$(99,713)	$(84,157)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(538)	(538)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balances at March 31, 2022	323,736,875	324	1,399,713	(1,301,839)	(711)	97,487
Net loss	—	—	—	(28,117)	—	(28,117)
Other comprehensive loss	—	—	—	—	(71)	(71)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Stock-based compensation related to issuance of common stock and options in exchange for services	4,637	—	13	—	—	13
Issuances of common stock under equity plans	589,913	1	760	—	—	761
Stock-based compensation for equity-based awards to employees and directors	—	—	2,058	—	—	2,058
Balances at June 30, 2022	377,664,759	378	1,472,407	(1,329,956)	(782)	142,047
Net loss	—	—	—	(41,051)	—	(41,051)
Other comprehensive income	—	—	—	—	162	162
Comprehensive loss	—	—	—	—	—	—
Stock-based compensation related to issuance of common stock and options in exchange for services	3,071	—	112	—	—	112
Issuance of common stock in connection with exercise of warrants	2,798,003	3	3,635	—	—	3,638
Issuances of common stock under equity plans	748,493	1	1,200	—	—	1,201
Stock-based compensation for equity-based awards to employees and directors	—	—	2,063	—	—	2,063
Balances at September 30, 2022	381,214,326	$382	$1,479,417	$(1,371,007)	$(620)	$108,172

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balances at December 31, 2020	310,566,853	$310	$1,366,188	$(1,155,629)	$78	$210,947
Net loss	—	—	—	(27,824)	—	(27,824)
Other comprehensive loss	—	—	—	—	(43)	(43)
Issuance of common stock in connection with at market offering, net of issuance costs of $374	7,948,505	8	16,226	—	—	16,234
Stock-based compensation related to issuance of common stock and options in exchange for services	4,549	—	25	—	—	25
Issuance of common stock in connection with exercise of warrants	8,869	—	12	—	—	12
Issuances of common stock under equity plans	16,232	—	17	—	—	17
Stock-based compensation for equity-based awards to employees and directors	—	—	1,794	—	—	1,794
Balances at March 31, 2021	318,545,008	318	1,384,262	(1,183,453)	35	201,162
Net loss	—	—	—	(29,574)	—	(29,574)
Other comprehensive loss	—	—	—	—	(32)	(32)
Stock-based compensation related to issuance of common stock and options in exchange for services	5,097	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	1,897,472	2	2,465	—	—	2,467
Issuances of common stock under equity plans	151,618	1	186	—	—	187
Stock-based compensation for equity-based awards to employees and directors	—	—	1,973	—	—	1,973
Balances at June 30, 2021	320,599,195	321	1,388,909	(1,213,027)	3	176,206
Net loss	—	—	—	(26,697)	—	(26,697)
Other comprehensive income	—	—	—	—	13	13
Stock-based compensation related to issuance of common stock and options in exchange for services	5,246	—	23	—	—	23
Stock-based compensation for equity-based awards to employees and directors	—	—	2,008	—	—	2,008
Balances at September 30, 2021	320,604,441	$321	$1,390,940	$(1,239,724)	$16	$151,553

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(99,266)	$(84,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	154
Accretion and amortization on investments, net	(9)	1,137
Amortization of debt issuance costs/debt discount	1,103	627
Gain on sales of equity investment	—	(1,233)
Stock-based compensation for services by non-employees	140	71
Stock-based compensation for employees and directors	5,813	5,775
Amortization of right-of-use assets	431	403
Changes in assets and liabilities:
Current and noncurrent assets	(24,506)	(3,363)
Current and noncurrent liabilities	23,888	7,136
Net cash used in operating activities	(92,198)	(73,388)

Cash flows from investing activities:
Purchases of property and equipment	(291)	(104)
Purchases of marketable securities	(97,336)	(116,482)
Proceeds from maturities of marketable securities	140,706	178,574
Proceeds from sales of equity investment	—	1,594
Net cash provided by investing activities	43,079	63,582

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	1,962	204
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	69,916	—
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	—	16,234
Proceeds from exercise of warrants	3,638	2,479
Proceeds from debt financing	—	10,000
Debt discount and issuance costs for debt financing	(175)	—
Net cash provided by financing activities	75,341	28,917
Net effect of unrealized losses and exchange rates on cash, cash equivalents and restricted cash	10	—
Net change in cash, cash equivalents and restricted cash	26,232	19,111
Cash, cash equivalents and restricted cash at the beginning of the period	35,235	10,288
Cash, cash equivalents and restricted cash at the end of the period	$61,467	$29,399

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The accompanying condensed balance sheet as of December 31, 2021 has been derived from audited financial statements at that date.

Since inception, we have incurred net losses and generated negative cash flows from operations. During the three and nine months ended September 30, 2022, we incurred net losses of $41,051,000 and $99,266 000, respectively, and in the nine months ended September 30, 2022, we generated negative cash flows from operations of $92,198,000. As of September 30, 2022, we had an accumulated deficit of $1,371,007,000. We expect our accumulated deficit will increase significantly over time and do not expect to experience positive cash flows from operations in the near future. As of September 30, 2022, we had $195,151,000 of cash, restricted cash, cash equivalents, and marketable securities.

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The net cash proceeds from this offering were $69,916,000, after deducting the underwriting discount and other offering expenses paid by us and exclude any future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants. See Note 6 on Stockholders' Equity for further discussion of the April 2022 public offering.

We believe our existing cash, cash equivalents and short-term marketable securities will be sufficient to fund our operations for a period of at least one year from the date of filing of this Quarterly Report on Form 10-Q. In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including completing IMpactMF and IMproveMF, or commencing, conducting or completing potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

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

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2022 and 2021, the diluted net loss per share calculation excludes potential dilutive securities of 174,347,456 and 105,466,722, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other-than-temporary impairment charges on our available-for-sale securities for the three and nine months ended September 30, 2022 and 2021. See Note 2 on Fair Value Measurements.

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

License Agreements

We previously entered into several license agreements with various oncology, diagnostics, research tools and biologics production companies, whereby we granted certain rights to our non-imetelstat related technologies. Under these agreements, non-refundable upfront fees and annual license maintenance fees were considered fixed consideration, while milestone payments and royalties were identified as variable consideration. Since June 30, 2021, no active license agreements remain.

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2022 and 2021, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$932	$924	$2,799	$2,655
General and administrative	1,131	1,084	3,014	3,120
Stock-based compensation expense included in operating expenses	$2,063	$2,008	$5,813	$5,775

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the nine months ended September 30, 2022 and 2021 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Dividend yield	0%	0%
Expected volatility range	77.7% to 81.6%	77.7% to 78.3%
Risk-free interest rate range	1.69% to 3.77%	0.51% to 0.94%
Expected term	5.5 years	5.5 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the nine months ended September 30, 2022 and 2021 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Dividend yield	0%	0%
Expected volatility range	61.37% to 86.48%	50.7% to 70.7%
Risk-free interest rate range	0.40% to 2.79%	0.09% to 0.16%
Expected term range	6 months to 12 months	6 months to 12 months

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$17,362	$—	$—	$17,362
Commercial paper	34,159	—	(7)	34,152
	$51,521	$—	$(7)	$51,514

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$24,493	$—	$(174)	$24,319
Municipal securities (due in less than one year)	3,000	—	(50)	2,950
Government-sponsored enterprise securities (due in less than one year)	13,325	3	(29)	13,299
Commercial paper (due in less than one year)	67,432	—	(215)	67,217
Corporate notes (due in less than one year)	26,068	—	(169)	25,899
	$134,318	$3	$(637)	$133,684

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,207	$—	$—	$24,207
Commercial paper	7,499	—	—	7,499
	$31,706	$—	$—	$31,706

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$15,585	$—	$(18)	$15,567
U.S. Treasury securities (due in one to two years)	1,524	—	(3)	1,521
Municipal securities (due in one to two years)	3,000	—	(15)	2,985
Government-sponsored enterprise securities (due in less than one year)	12,500	—	(7)	12,493
Commercial paper (due in less than one year)	84,398	2	(38)	84,362
Corporate notes (due in less than one year)	36,444	2	(17)	36,429
Corporate notes (due in one to two years)	24,224	—	(79)	24,145
	$177,675	$4	$(177)	$177,502

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2022 and December 31, 2021 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2022:
U.S. Treasury securities (due in less than one year)	$17,333	$(147)	$6,986	$(27)	$24,319	$(174)
Municipal securities (due in less than one year)	2,950	(50)	—	—	2,950	(50)
Government-sponsored enterprise securities (due in less than one year)	2,956	—	4,971	(29)	7,927	(29)
Commercial paper (due in less than one year)	99,936	(222)	—	—	99,936	(222)
Corporate notes (due in less than one year)	5,991	(15)	19,908	(154)	25,899	(169)
	$129,166	$(434)	$31,865	$(210)	$161,031	$(644)

As of December 31, 2021:
U.S. Treasury securities (due in less than one year)	$15,567	$(18)	$—	$—	$15,567	$(18)
U.S. Treasury securities (due in one to two years)	1,521	(3)	—	—	1,521	(3)
Municipal securities (due in one to two years)	2,985	(15)	—	—	2,985	(15)
Government-sponsored enterprise securities (due in less than one year)	1,500	—	4,993	(7)	6,493	(7)
Commercial paper (due in less than one year)	66,872	(38)	—	—	66,872	(38)
Corporate notes (due in less than one year)	16,001	(17)	—	—	16,001	(17)
Corporate notes (due in one to two years)	24,145	(79)	—	—	24,145	(79)
	$128,591	$(170)	$4,993	$(7)	$133,584	$(177)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2022 and December 31, 2021 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of September 30, 2022 and December 31, 2021 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the ongoing COVID-19 pandemic and ongoing geopolitical events, such as the current military conflict between Ukraine and Russia. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Money market funds(1)	$17,362	$—	$—	$17,362
U.S. Treasury securities(2)	—	24,319	—	24,319
Municipal securities(2)	—	2,950	—	2,950
Government-sponsored enterprise securities(2)	—	13,299	—	13,299
Commercial paper(1)(2)	—	101,369	—	101,369
Corporate notes(2)	—	25,899	—	25,899
Total	$17,362	$167,836	$—	$185,198
As of December 31, 2021:
Money market funds(1)	$24,207	$—	$—	$24,207
U.S. Treasury securities(2)(3)	—	17,088	—	17,088
Municipal securities(3)	—	2,985	—	2,985
Government-sponsored enterprise securities(2)	—	12,493	—	12,493
Commercial paper(1)(2)	—	91,861	—	91,861
Corporate notes(2)(3)	—	60,574	—	60,574
Total	$24,207	$185,001	$—	$209,208

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(3)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
CRO and clinical trial costs	$22,235	$22,804
Securities class action settlement	24,000	—
Manufacturing activities	2,325	4,123
Professional legal and accounting fees	3,408	2,030
Interest payable	479	336
Other	664	541
	$53,111	$29,834

See Note 5 on Contingencies and Uncertainties - Purported Securities Lawsuits for further information on the securities class action settlement.

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

As of September 30, 2022, a total of $50,000,000 had been drawn under the Loan Agreement. Under the second amendment, the $75,000,000 in remaining loan principal as of September 30, 2022 can be drawn as follows: (a) the first tranche of $20,000,000 is available within 30 days of the achievement of certain clinical and financial milestones until September 15, 2023, subject to the achievement of such milestones; (b) the second tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (c) the third tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (d) the final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

On the Effective Date of the second amendment, we paid $100,000 as a facility charge that we recognized as a debt discount and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future draw downs will be treated similarly. We incurred approximately $75,000 in legal fees in connection with the second amendment, which we recognized as debt issuance costs and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Future debt issuance costs will be treated similarly. Under the second amendment, if we choose to prepay the principal with respect to any future draw down after the Effective Date, any such prepayment within the first 36 months after the Effective Date will be subject to a prepayment charge equal to 1.5% of the principal amount prepaid. No prepayment charge will be assessed for any prepayment occurring more than 36 months after the Effective Date.

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
•
After the potential Regulatory Approval, if any, the minimum cash requirement may be satisfied through one of the following three options, as elected by us: (a) maintaining a cash balance in an amount not less than 40% of the outstanding principal amount under the Loan Agreement; (b) maintaining a cash balance in an amount not less than 25% of the outstanding principal amount under the Loan Agreement, if our market cap is or exceeds $750,000,000; or (c) maintaining six month net product revenues of at least 70% of net product revenues forecasted by us, should any potential Regulatory Approval for imetelstat be obtained.

We are in compliance with the covenants under the Loan Agreement as of September 30, 2022.

As of September 30, 2022, the net carrying value of the debt under the Loan Agreement was $50,758,000, which includes the principal amount of $50,000,000 less net unamortized debt discounts and issuance costs of $747,000 plus accrued end of term charge of $1,505,000. The carrying value of the debt approximates the fair value as of September 30, 2022. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2022 (in thousands):

Remainder of 2022	$1,495
2023	26,409
2024	33,858
Total	61,762
Less: amount representing interest	(8,487)
Less: unamortized debt discounts and issuance costs	(747)
Less: unamortized end of term charge	(1,770)
Less: current portion of debt	(12,959)
Noncurrent portion of debt	$37,799

5. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended and consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. On September 2, 2022, the parties agreed to a settlement, which is subject to Court approval. On October 13, 2022, the Court preliminarily approved the parties’ settlement, permitted notice to be distributed to the class members, and scheduled a final approval hearing for March 30, 2023.

In connection with the settlement, the parties entered into a Stipulation and Agreement of Settlement, or the Stipulation, on September 2, 2022 to resolve the consolidated class action complaint. Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which is expected to be paid under the available D&O insurance coverage and, at our election, $7,000,000 in either shares of Geron common stock and/or cash. The proposed settlement does not constitute an admission of fault or wrongdoing by Geron or our Chief Executive Officer. The proposed settlement remains subject to final approval by the Court and certain other conditions. As of September 30, 2022, on our condensed consolidated balance sheet, we have recorded the total settlement amount of $24,000,000 as accrued liabilities and $17,000,000 as interest and other receivables. For the three and nine months ended September 30, 2022, we have recognized $7,000,000 as general and administrative expense on our condensed consolidated statements of operations.

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

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above;

•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;

•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated class action lawsuit described above or a final, non-appealable judgment in the consolidated class action lawsuit described above. The stay was continued on September 16, 2022, for an additional 60 days; and

•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022, when it will hold a further case management conference.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against the pending lawsuits and any other related lawsuits, and we may not prevail. In addition, we have and may continue incur substantial legal fees and costs in connection with such lawsuits. As discussed above, we have recorded the total settlement amount for the Stipulation on our condensed consolidated balance sheet as of September 30, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Such amounts could be material to our consolidated financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits, other than for the total settlement amount under the Stipulation. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

We have taken and intend to take those actions with regard to COVID-19 that may be required by federal, state or local authorities or that we determine are in the best interests of our patients, investigators, employees and stockholders. In response to the COVID-19 pandemic and previous “shelter in place” and similar orders issued by state and local governments, we have allowed voluntary access to our offices in California and New Jersey to employees who have been vaccinated, and almost all of our employees continue to work remotely without any significant disruption to our business. Our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could occur which would negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

The extent to which the COVID-19 pandemic and the military conflict between Ukraine and Russia ultimately impact our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, or U.S., and in other countries, the effectiveness of actions taken globally to contain and treat COVID-19 and whether the military conflict between Ukraine and Russia resolves in a timely manner, or at all. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

6. STOCKHOLDERS’ EQUITY

Public Offering

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The shares of common stock and the 2022 pre-funded warrant were immediately separable from the 2022 stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The 2022 stock purchase warrants have an exercise price of $1.45 per share and are exercisable immediately. The term of the 2022 stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, that the United States Food and Drug Administration, or FDA, has accepted for filing a New Drug Application submitted to the FDA for imetelstat in Low or Intermediate-1 risk myelodysplastic syndromes and (b) April 1, 2027. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The 2022 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2022 pre-funded warrant is exercised in full. As of September 30, 2022, none of the 2022 pre-funded warrant and 2022 stock purchase warrants have been exercised. The net cash proceeds from this offering were $69,916,000, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants.

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

Warrant Exercises

In the third quarter of 2022, warrants to purchase 2,798,003 shares of Geron common stock were exercised for net cash proceeds of approximately $3,638,000. The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020. As of September 30, 2022, the pre-funded warrant to purchase 8,335,239 shares of our common stock was outstanding and stock purchase warrants to purchase 52,975,463 shares of our common stock associated with the May 2020 public offering remained outstanding.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, to be used exclusively for grants of inducement awards to individuals who were not previously our employees or non-employee directors, other than following a bona fide period of non-employment. In July 2022, our Compensation Committee approved an amendment to increase the reserve under the Inducement Plan by 5,000,000 shares. As of September 30, 2022, a total of 21,100,000 shares of our common stock had been reserved (subject to customary adjustments in the event of a change in capital structure) under the Inducement Plan.

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

Business Overview

Geron is a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, a first-in-class telomerase inhibitor. Geron’s vision is to become a leader in the treatment of blood cancers, or hematologic malignancies, and is committed to improving and extending the lives of patients by changing the course of these diseases by targeting telomerase. We believe data from our prior Phase 2 clinical trials provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and blood cell production, which indicate potential disease-modifying activity. We believe this potential disease modification may differentiate imetelstat from other currently approved and investigational treatments in myeloid hematologic malignancies.

We are conducting two ongoing Phase 3 clinical trials that are designed to enable registration of imetelstat:

(i)
IMerge Phase 3 in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, and
(ii)
IMpactMF in Intermediate-2 or High-risk myelofibrosis, or relapsed/refractory MF.

For IMerge Phase 3, we expect top-line results to be available in early January 2023, based on current planning assumptions. In September 2022, the Hepatic Expert Committee for IMerge Phase 3 convened at a regularly scheduled meeting, and recommended the trial continue without modification. Assuming the top-line results of IMerge Phase 3 support regulatory submissions, we plan to submit a New Drug Application, or NDA, in the U.S. in the first half of 2023, and a marketing authorization application, or MAA, in Europe in the second half of 2023, for imetelstat in lower risk MDS. Under either priority or standard review for the NDA and, upon potential approval by the FDA, we expect that commercial launch of imetelstat in lower risk MDS in the U.S. could occur as early as the first half of 2024. In Europe, we anticipate review of the MAA by the European Medicines Agency, or EMA, could take approximately 12 months and, if approved, that commercial launch of imetelstat in lower risk MDS in Europe could occur as early as the second half of 2024.

For IMpactMF, clinical site openings and patient screening and enrollment continue. In October 2022, the first meeting of the Independent Data Monitoring Committee for IMpactMF was held, and the committee recommended the trial continue without modification. Under current planning assumptions, we expect the trial to be fully enrolled in 2024. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for overall survival, or OS, for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.

In addition to the ongoing Phase 3 clinical trials, we have several exploratory clinical programs designed to investigate the potential use of imetelstat in additional indications. In May 2022, the first clinical site opened for enrollment in IMproveMF, a Phase 1 clinical trial of imetelstat in combination with ruxolitinib in frontline Intermediate-2 or High-risk myelofibrosis, or frontline MF, patients. We expect to present preliminary data from this trial by the end of 2023. In collaboration with key opinion leaders with expertise in acute myeloid leukemia, or AML, we plan to support a Phase 2 investigator-led trial named IMpress to evaluate imetelstat as a single agent in AML and Intermediate-2 or High-risk myelodysplastic syndromes, or higher risk MDS. We expect this study to start in the fourth quarter of 2022. We also expect to support another investigator-led trial named TELOMERE, which is a Phase 1/2 study to evaluate imetelstat in combination with venetoclax or azacitidine in relapsed/refractory AML. The planned start date for TELOMERE is pending IMpress single-agent imetelstat data. We expect such data to help inform the dose and schedule to be used in the two combination dosing regimens to be evaluated in TELOMERE.

We also have a non-clinical research program in lymphoid malignancies that is being conducted in collaboration with MD Anderson Cancer Center. Additionally, we have an ongoing discovery research program to identify next generation small molecule telomerase inhibitors, with a goal to identify a lead compound(s) in 2023.

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

Recent Data from the IMerge Phase 2 Clinical Trial

In November 2022, we reported longer treatment and follow-up data of patients in IMerge Phase 2, including the characteristics and clinical benefits for those patients who experienced continued transfusion independence, or TI, for greater than one year while treated with imetelstat.

Baseline characteristic	Patients with TI >1 year (n=11)
IPSS category, n (%)
Low	5 (45.5)
Intermediate-1 risk	6 (54.4)
MDS-RS, n (%)	10 (90.9)
Prior RBC transfusion burden over 8 weeks prior to study treatment, median (range)	6.0 units (4-14)
Prior ESA, n (%)	11 (100)
≥2 years since initial diagnosis, n (%)	10 (90.9)
Normal karyotype, n (%)	7 (63.6)

Of the 38 lower risk MDS patients in IMerge Phase 2 who were non-del(5q) and naïve to treatment with lenalidomide or hypomethylating agents, 29% (11/38) of patients achieved >1-year sustained TI, representing 69% (11/16) of the responders who achieved 8-week TI and 92% (11/12) of the responders who achieved ≥ 24-week TI.

These 11 patients were treated with imetelstat for a median duration of 126.1 weeks (range: 70.1-168.1) for a median of 27 cycles (range: 18-40). The median duration of TI for these 11 patients was 92.4 weeks (95% confidence interval: 69.6, 92.4). After a median follow-up of 51.5 months, median progression-free survival was 34.2 months (95% confidence interval: 25.1, 39.2), median overall survival was 57.0 months (95% confidence interval: 29.4, not evaluable), and none of the 11 patients progressed to AML.

Furthermore, 27 of the 38 patients were ring sideroblast positive, or RS+, and of these, 37% (10/27) achieved TI for > 1 year. Of the 11 patients who achieved >1-year sustained TI, nine had mutation data available; and 89% (8/11) had a reduction in SF3B1 variant allele frequency, or VAF, and 56% (5/11) achieved ≥50% VAF reduction. Reduction in VAF correlated with longer TI duration (median TI >20 months) and shorter time to onset of TI (<10 weeks). Safety findings were consistent with the overall population, and the most frequent adverse events were reversible thrombocytopenia and neutropenia.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of September 30, 2022, we had approximately $195.2 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $50.0 million.

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

In the third quarter of 2022, warrants to purchase 2,798,003 shares of Geron common stock were exercised for net cash proceeds of approximately $3.6 million. The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020.

In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of September 30, 2022, $75.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the second amendment.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2022, we had an accumulated deficit of approximately $1.4 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. Under current planning assumptions, we believe our existing capital resources, potential future proceeds of up to $120.7 million from the exercise of currently outstanding warrants and up to $50.0 million in potential available drawdowns under the Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. Absent these potential future warrant proceeds and availability of debt drawdowns, under current planning assumptions, we believe our existing capital resources will be sufficient to fund our projected level of operations, with stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS contingent upon positive top-line results from the IMerge Phase 3 trial, until the end of 2023. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. We do not expect imetelstat to be commercially available for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in our 2021 Form 10-K.

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

We recognized zero license fee revenues for the three months ended September 30, 2021, and $28,000 for the nine months ended September 30, 2021, related to a previous license agreement for our non-imetelstat related technologies. No license fee revenues were recognized for the three and nine months ended September 30, 2022. We recognized royalty revenues of $297,000 and $493,000 for the three and nine months ended September 30, 2022, respectively, compared to $109,000 and $325,000 for the same periods in 2021. Royalty revenues in 2022 and 2021 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. Absent any retroactive royalty payments, such as the one-time payment received from Lineage in the fourth quarter of 2021, we expect royalty revenues in 2022 to be comparable to 2021 from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three and nine months ended September 30, 2022 and 2021, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2022 and 2021, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Direct external expenses	$17,351	$12,014	$46,277	$42,883
Personnel-related expenses	5,748	5,208	16,970	15,476
All other expenses	1,504	1,305	4,061	3,218
Total research and development expenses	$24,603	$18,527	$67,308	$61,577

The increase in research and development expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily reflects the net result of increased personnel-related expenses for additional headcount and higher consulting costs related to preparation for top-line results and regulatory submissions in lower risk MDS; partially offset by decreased manufacturing costs due to the timing of imetelstat manufacturing batches. We expect research and development expenses to increase in the future as we support the current two Phase 3 clinical trials of imetelstat, IMerge and IMpactMF, the IMproveMF trial and planned investigator-led trials in AML and higher risk MDS. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $15.6 million and $29.8 million for the three and nine months ended September 30, 2022, respectively, compared to $7.3 million and $21.8 million for the same periods in 2021. The increase in general and administrative expenses for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily reflects increased costs for commercial preparatory activities of approximately $826,000 and $725,000 respectively; higher personnel-related expenses of approximately $1.2 million and $2.2 million, respectively for additional headcount; and approximately $7.0 million recorded in the third quarter of 2022 for our portion of the potential settlement in connection with the class action lawsuit. See Note 5 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the settlement. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential stage-gated commercialization activities continue.

Interest Income

Interest income was $852,000 and $1.3 million for the three and nine months ended September 30, 2022, respectively, compared to $112,000 and $421,000 for the same periods in 2021. The increase in interest income for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in April 2022 and higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates. See Note 6 on Stockholders' Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in April 2022.

Interest Expense

Interest expense was $1.8 million and $4.9 million for the three and nine months ended September 30, 2022, respectively, compared to $1.1 million and $2.6 million for the same periods in 2021. The increase in interest expense for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily reflects rising interest rates and an increased principal debt balance under the Loan Agreement. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other expense was $138,000 and $77,000 for the three months ended September 30, 2022 and 2021, respectively. Net other income was $916,000 and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. In the second quarter of 2022, we recognized other income of approximately $1.3 million related to the reimbursement of certain legal expenses under our insurance policies. During the first quarter of 2021, we sold our entire equity investment in BARD1 Life Sciences Limited, a company listed on the Australian stock exchange, resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. Net other income and (expense) also includes bank charges related to our cash operating accounts and marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had cash, restricted cash, cash equivalents, and marketable securities of $195.2 million, compared to $212.7 million at December 31, 2021. The increase in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2022 was primarily the net result of the receipt of net cash proceeds of $69.9 million from our underwritten public offering completed in April 2022, partially offset by cash being used for operations.

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

In the third quarter of 2022, warrants to purchase 2,798,003 shares of Geron common stock were exercised for net cash proceeds of approximately $3.6 million. The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020.

As of September 30, 2022 and December 31, 2021 we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of September 30, 2022, a total of $75.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $50.0 million is available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the second amendment.

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

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20.4 million, after deducting sales commissions and other offering expenses payable by us. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the nine months ended September 30, 2022. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of September 30, 2022. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Future Funding Requirements

Under current planning assumptions, we believe our existing capital resources, including the potential future proceeds of up to $120.7 million from the exercise of currently outstanding warrants and potential drawdowns of up to $50.0 million under the Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. Absent these potential warrant proceeds and availability of debt drawdowns under the Loan Agreement, under current planning assumptions, we believe our existing capital resources will be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS contingent upon positive top-line results from the IMerge Phase 3 trial, until the end of 2023. Importantly, our ability to raise additional capital to fund our operations after the end of 2023 will be substantially dependent on the top-line results from IMerge Phase 3. If the top-line results from IMerge Phase 3 are negative, inconclusive or otherwise do not meet the expectations of investors, analysts and our lenders, our ability to raise additional capital to fund our operations after the end of 2023 will be substantially impaired, which might cause us to cease operations. In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2022 and 2021 was $92.2 million and $73.4 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2022, compared to the same period in 2021, primarily reflects higher payments for research and development expenses in connection with supporting the current Phase 3 clinical trials, IMerge and IMpactMF, and increases in headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 and 2021 was $43.1 million and $63.6 million, respectively. The decrease in net cash provided by investing activities for the nine months ended September 30, 2022, compared to the same period in 2021, primarily reflects a higher rate of purchases than maturities of marketable securities in 2022 from the investment of net cash proceeds received from the underwritten public offering completed in April 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $75.3 million and $28.9 million, respectively. Financing activities in 2022 primarily reflect the receipt of net cash proceeds from the underwritten public offering completed in April 2022 and proceeds from the exercise of currently outstanding warrants. Financing activities in 2021 primarily reflect the receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement with B. Riley Securities and a $10.0 million draw down under the Loan Agreement with Hercules and SVB.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2021 Form 10-K and there have been no changes to the contractual terms of our operating leases during the nine months ended September 30, 2022.

In the normal course of business, we enter into agreements with CROs for clinical trials and third-party manufacturers for clinical supply manufacturing and with other vendors for non-clinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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
•
The global economic slowdown, as well as inflation, rising interest rates and the prospects for recession, could materially and adversely affect our ability to raise additional capital, which could negatively affect our liquidity, our business and business prospects and the future of imetelstat.

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
•
If imetelstat is approved for marketing and commercialization and we are unable to obtain coverage and adequate third-party payor reimbursement, we may be unable to successfully commercialize imetelstat if and when it is approved.
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
•
Regulatory inspections of third-party manufacturers may identify deficiencies in manufacturing processes or facilities which could impact the ability of third-party manufacturers to produce and deliver products, including imetelstat.

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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for or to potentially commercialize imetelstat on a timely basis, or at all.

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
•
achieve adequate efficacy in IMerge Phase 3 to obtain regulatory approval, (i) in light of our decision to shorten the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis, which may result in the exclusion of clinical responses that could occur after the earlier clinical cut-off date for the primary analysis, (ii) our inability to conduct the primary analysis for IMerge Phase 3, including due to further difficulties in retaining patients in the treatment or follow-up phases of the trial or (iii) for any other reasons;
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
•
enter into and maintain arrangements with third parties, or establish internal capabilities, to provide sales, marketing, distribution and other functions to support the potential commercialization of imetelstat in compliance with applicable laws, and maintain sufficient commercial resources to launch imetelstat;
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

Our current and potential future clinical trials of imetelstat, could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the COVID-19 pandemic, or civil unrest or military conflicts around the world, such as the current military conflict between Ukraine and Russia, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.*

Currently, the active clinical trials of imetelstat are IMerge Phase 2, IMerge Phase 3, IMpactMF, and IMproveMF, which was opened for enrollment in May 2022. Potential future clinical trials of imetelstat include one or more potential investigator-led clinical trials in AML and higher risk MDS that we plan to support. The fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business, all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution, including booster shots, is being conducted in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in many parts of the world causes further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Even though we have completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned due to the COVID-19 pandemic. Site personnel resources for IMpactMF remain constrained in the countries where we plan to conduct the trial, due to the negative impact of COVID-19, as well as a number of competing trials in MF and other oncology indications. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected. In addition, the conduct and completion of IMpactMF, and IMproveMF, and commencement and conduct of any potential future clinical trials of imetelstat, including the investigator-led clinical trials in AML and higher risk MDS that we plan to support, could be interrupted, delayed or abandoned for a variety of reasons, including as a result of the COVID-19 pandemic, the conflict between Ukraine and Russia, which has and may continue to cause delays and suspensions in clinical trial activities at clinical sites, or failures or delays related to:

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
•
gastrointestinal events;
•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF or any potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials, which might cause us to cease operations. For example, we recently became aware of a case in our IMpactMF clinical trial of a patient with myelofibrosis associated with underlying progressive bone marrow failure, who died from febrile neutropenia, pulmonary hemorrhage and bilateral pneumonia, which, at the time of reporting, the investigator related to the study drug (imetelstat)/disease. In any event, if such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar regulatory authorities in other countries to result in an unacceptable benefit-risk profile, then:

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

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in MF patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology, suggest favorable OS for imetelstat-treated patients with Intermediate-2 or High-risk MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor, or relapsed/refractory MF, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our former collaboration partner. For example, preliminary data from IMerge Phase 2 were reported at the ASH Annual Meetings in December 2017, December 2018, December 2020 and December 2021 and an abstract for the 2022 ASH Annual Meeting, released in November 2022, and at the EHA Annual Congress meetings in June 2018, June 2019, June 2020 and June 2021. Preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

Any delay in obtaining or failure to obtain required approvals of imetelstat, or limitations on any regulatory approval that we might receive in the future, if any, could reduce the potential commercial use of imetelstat, and potential market demand for imetelstat and therefore result in decreased revenue for us from any commercialization of imetelstat, any of which would severely and adversely affect our financial results and ability to raise additional capital, the price of our common stock, our business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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
medical information;
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

Our imetelstat manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. In this regard, a recent FDA inspection of one of our third-party manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not directly related to the production of imetelstat, could impact the manufacturer’s ability to produce and deliver products, including imetelstat, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. In addition, we may not be able to obtain imetelstat from third-party manufacturers on acceptable terms, or at all. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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
•
compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations corresponding to similar regulatory authorities in other countries, including any deficiencies identified during regulatory inspections, such as those identified in a recent FDA inspection of one of our third-party manufacturers;
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

Our business and business prospects, our financial condition and ability to raise additional capital, and the future of imetelstat generally could be materially and adversely affected by the effects of the ongoing global COVID-19 pandemic. The ongoing COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed voluntary access to our offices in California and New Jersey to employees who have been vaccinated. While almost all of our employees continue to work remotely without any significant disruption to our business, the effects of our policies regarding remote working may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in MF and other oncology indications. As such, we have experienced and expect to continue to experience disruption in clinical trial activities and delays in enrollment, as well as constraints on available sites and site personnel. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS for IMpactMF may occur in 2024 and the final analysis in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.

If the effects of the COVID-19 pandemic continue and/or become more severe, we could experience further disruptions to our clinical development timelines, including continued delays in enrollment and clinical trial site initiation in IMpactMF and potential delays in IMproveMF and the planned investigator-led clinical trials in AML and higher risk MDS, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

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
•
continued or heightened delays or disruptions in clinical trial activities, including executing clinical site contracts, due to reduced availability of personnel at CROs, clinical site legal groups and vendors, or for any other reasons;
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

In addition, we rely on third-party CROs and other third parties to assist us with clinical trial activities. The COVID-19 pandemic has also had a significant impact on our CROs and other vendors, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. Also, absenteeism by governmental employees or the focus of regulatory authorities’ efforts and attention on the approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of regulatory authority responses and the processing of regulatory submissions for imetelstat. In any event, if the effects of the COVID-19 pandemic become more severe, we may experience more significant disruptions to our clinical development timelines, which would materially and adversely affect our business and business prospects, our financial condition and ability to raise additional capital, and the future of imetelstat.

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

The effects of the COVID-19 pandemic, as well as broader economic conditions, including inflation, rising interest rates and the prospects for recession, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, as well as inflation, rising interest rates and the prospects for recession, could materially and adversely affect our business and the value of our common stock. As a result of these factors, our ability to raise additional capital may be impaired which could negatively affect our liquidity, our business and business prospects, and the future of imetelstat.

The extent to which the COVID-19 pandemic impacts our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of COVID-19 variants and subvariants in the U.S. and other countries and the potential emergence of new variants or additional sub-variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing, shipping delays and business closure requirements in the U.S. and in other countries, and the effectiveness of vaccination programs and other actions taken globally to treat and manage this health crisis. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and ability to raise additional capital, and the future of imetelstat. In addition, to the extent the effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere under the heading “Risk Factors”.

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain substantial additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. Under planning assumptions for positive top-line results from IMerge Phase 3, we believe our existing capital resources, potential future proceeds of up to $120.7 million from the exercise of currently outstanding warrants and up to $50.0 million in potential available drawdowns under the Loan Agreement that are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, would be sufficient to fund our projected level of operations, which includes stage-gated activities for potential U.S. commercial launch of imetelstat in lower risk MDS, until the middle of 2024. If the top-line results from IMerge Phase 3 are negative, inconclusive or otherwise do not meet the expectations of investors, analysts and our lenders, our ability to raise additional capital to fund our operations, including receiving any potential future proceeds from the exercise of currently outstanding warrants, as well as availability of debt drawdowns under the Loan Agreement, will be substantially impaired and such additional capital may not be available, which might cause us to cease operations. Absent these potential future warrant proceeds and availability of debt drawdowns under such a negative scenario, any potential commercial preparatory activities would be deferred. Hence, under the planning assumptions which would apply in such a negative scenario, we believe our existing capital resources would be sufficient to fund those projected level of operations until the end of 2023. In any event, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF and IMproveMF and the planned investigator-led studies in AML and higher risk MDS, IMpress and TELOMERE, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities.

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
•
expenses associated with settlement of the pending securities class action lawsuits, and the ongoing derivative lawsuits, as well as any other potential litigation;
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

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMerge Phase 3 or IMpactMF, as well as factors such as the global economic slowdown caused by inflation, rising interest rates and the prospects for recession.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities; the remaining tranches of up to $75.0 million available under the Loan Agreement, subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, including approval by an investment committee comprised of Hercules and SVB; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate caused by the effects of the COVID-19 pandemic, the current military conflict between Ukraine and Russia and general economic conditions, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, inflation, rising interest rates, the prospects for recession and political and civil unrest, such as the current military conflict between Ukraine and Russia and the related significant sanctions imposed against Russia, has created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, the current military conflict between Ukraine and Russia or other political unrest or war, including the possibility of expanded regional or global conflict, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of September 30, 2022, our accumulated deficit was approximately $1.4 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our hTERT technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any further revenues. We have no ongoing collaborations related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues, although we may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities.

We also expect to experience increased negative cash flow for the foreseeable future as we fund our operations and imetelstat clinical development activities and research programs continue, and we prepare for potential commercialization of imetelstat. This will result in decreases in our working capital, total assets and stockholders’ equity. Further, we may be unable to replenish our working capital by future financings. We will need to generate significant revenues to achieve consistent future profitability. We may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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

As of September 30, 2022, the total outstanding principal amount under the Loan Agreement is $50.0 million. The tranches for the remaining $75.0 million available to us under the Loan Agreement are as follows: a) the first remaining tranche of $20.0 million is available within 30 days of the achievement of certain clinical and financial milestones until September 15, 2023, subject to the achievement of such milestones; b) the second remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; c) the third remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and d) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first three remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. If we are not able to draw additional funds under the Loan Agreement, we will need to obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

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

Our ability to successfully develop imetelstat in the future and to potentially commercialize imetelstat depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we need to recruit, maintain, motivate and integrate additional personnel with expertise and experience in clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs, legal affairs, market access, pricing, commercial operations, sales, and marketing, to enable us to further develop and potentially commercialize imetelstat.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. For example, in September 2021, we established a subsidiary in the U.K. to accommodate our growing workforce in that location. Our business needs and the expansion of our workforce may require us to establish additional business offices or entities in additional jurisdictions outside of the U.S., including additional subsidiaries, or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the operation and maintenance of such entities, and the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to effectively operate and maintain such entities, or be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

In order to advance the imetelstat program, including through completion of IMpactMF and IMproveMF, or to commence, conduct and complete potential future clinical trials of imetelstat, such as the planned investigator-led clinical trials in AML and higher risk MDS, as well as undertaking potential commercialization activities for imetelstat in the U.S., we will need to raise substantial additional capital. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise substantial additional capital, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the planned investigator-led trials in AML and higher risk MDS, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS and refractory MF to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims or claims related to clinical trial conduct, or claims related to data protection.

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

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended and consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. On September 2, 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, or the Stipulation, which is subject to court approval. On October 13, 2022, the Court preliminarily approved the parties’ settlement, permitted notice to be distributed to the class members, and scheduled a final approval hearing for March 30, 2023. Final approval of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above;
•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits;
•
The consolidated shareholder derivative actions filed in the Northern District were stayed through the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. Subsequent to the grant of class certification on April 2, 2022, in the consolidated class action lawsuit described above, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated class action lawsuit described above or a final, non-appealable judgment in the consolidated class action lawsuit described above. The stay was continued on September 16, 2022, for an additional 60 days; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022, when it will hold a further case management conference.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed in Note 5 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, we have recorded the total settlement amount for the Stipulation on our condensed consolidated balance sheet as of September 30, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuits and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

We have not established any reserve for any potential liability relating to the pending lawsuits, other than for the total settlement amount under the Stipulation, or any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in the pending lawsuits, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

Protection of our proprietary technology is critically important to our business. Our success and the success of our planned future development and commercialization of imetelstat will depend on our ability to protect our technologies and imetelstat through patents and other intellectual property rights. Our success will depend in part on our ability to obtain, maintain, enforce, and extend our patents and maintain trade secrets, both in the U.S. and in other countries.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and in other countries. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing imetelstat or our technology and/or limit the duration of the patent protection for imetelstat and our technology. In the event that we are unsuccessful in obtaining, maintaining, enforcing and extending our patents and other intellectual property rights or having our licensors maintain the intellectual property rights we have licensed, the value of imetelstat and/or our technologies will be adversely affected, and we may not be able to further develop or potentially commercialize imetelstat.

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

Loss or impairment of our intellectual property rights related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore might further delay or preclude any future development or commercialization of imetelstat by us. Further, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

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

As a result of the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing that the persons or entities that we name as inventors or applicants in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions, or inventions that were developed by our former collaboration partner and assigned to us, for the future development, commercialization and manufacture of imetelstat. As a result, if we are not the first-inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our U.K. patents and our ability to establish and maintain European trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc; Onureg (oral azacytidine) by Bristol-Myers Squibb Corporation, or BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceuticals Co., Ltd.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; and HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS and etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company.

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

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor by GlaxoSmithKline plc; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 betainhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any therapeutic or economic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. Third-party payors may decide that any potential benefit that imetelstat may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the costs of treatment with imetelstat. If the healthcare community does not accept imetelstat for any of the foregoing reasons, or for any other reasons, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects, and might cause us to cease operations.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and healthcare for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Biden Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act of 2022, or the IRA, signed into law by President Biden on August 16, 2022, includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. Some of the specific provisions under the IRA that could impact us include:

•
Requirement that the federal government negotiate prices for certain single-source drugs covered under Medicare Part B and D with the highest total spending, beginning in 2026; and
•
Requirement that drug companies pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries, beginning in 2023.

We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved. The continued effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business.

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

Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our non-clinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile.

Historically, our stock price has been extremely volatile. Between October 1, 2012 and September 30, 2022, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between October 1, 2021 and September 30, 2022, the price has ranged between a high of $3.06 per share and a low of $0.99 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
•
preliminary, interim or final clinical trial data expected to be reported with respect to current or potential future clinical trials of imetelstat, and investor perceptions thereof;
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
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by the COVID-19 pandemic, inflation, rising interest rates, prospects of a recession and the current military conflict between Ukraine and Russia;
•
perceptions of the biotechnology and pharmaceutical industry by the public, legislature, regulators and the investment community;
•
announcements concerning imetelstat proprietary rights;
•
comments by securities analysts or other third parties, including blogs, articles and other media;
•
large stockholders increasing or exiting their position in our common stock or an increase in the short interest in our common stock;
•
announcements of or developments concerning pending and potential future litigation;

•
the issuance of common stock to partners, vendors or investors to raise additional capital; and
•
the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of the COVID-19 pandemic, inflation, rising interest rates, prospects of a recession or geopolitical events, including civil or political unrest (such as the current military conflict between Ukraine and Russia), could materially and adversely affect the market price of our common stock and the return on our stockholders’ investment in our securities.

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

As of September 30, 2022, we had 675,000,000 shares of common stock authorized for issuance and 381,214,326 shares of common stock outstanding. Additionally, as of September 30, 2022, we had reserved 200,777,933 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

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

In the ordinary course of our business, we (and third parties upon which we rely) may collect, receive, store, process, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process (commonly known as processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third-party service providers to establish and maintain appropriate information technology and data security protections over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for contractual duties and obligations, we have limited ability to control their safeguards and actions related to such matters, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. In particular, the COVID-19 pandemic has caused us to modify our business and information technology practices, including that most of our employees continue to work remotely. Additionally, the prevalent use of mobile devices that access our sensitive information increases the risk of breaches.

Our information technology systems, including in our remote work environment as a result of the COVID-19 pandemic, and those of the third parties upon which we rely, are potentially vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as “hackers,” threat or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, and telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including those related to imetelstat) or the third-party information technology systems that support us and the services provided to us. These threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such breaches could be significant, including potentially requiring us to modify our business (including non-clinical and clinical trial activities), and while we have implemented security measures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be successful. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred.

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

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. We are therefore subject to or affected by numerous data privacy and security obligations, such as various federal, state, local and foreign laws, regulations, guidances, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing of personal data by us and on our behalf. These obligations may change, are subject to differing interpretations and may be inconsistent among jurisdictions or conflict. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. The cost of compliance with these laws, regulations and guidances is high and is likely to increase in the future. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

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

Certain jurisdictions, including the EU and the U.K., have enacted data localization laws and cross-border personal data transfer laws, which would make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in jurisdictions in other countries). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The processing of sensitive personal data, such as physical health conditions, is a topic of active interest among regulators from other countries. As we expand into countries and jurisdictions outside the U.S., we may be subject to additional laws and regulations that may affect how we conduct business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, that the European Commission considers do not provide an adequate level of data privacy and security, such as the U.S.

To address this, the European Commission has released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. Addressing this uncertainty, on October 7, 2022, President Biden signed an executive order implementing the EU-U.S. Data Privacy Framework, to facilitate the cross-border transfer of personal information from the EU to the U.S. in compliance with the EU GDPR. The European Commission will conduct a determination as to whether the U.S. commitments meet GDPR's adequacy standard for the transfer of personal data, a process anticipated to take about six months. Once ratified by the European Commission, participation in the revised framework will require that companies self-certify their adherence with the U.S. Department of Commerce. In addition, the U.K. similarly restricts personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, including our clinical trial sites, to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials if any); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize imetelstat; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit		Exhibit		Filing
Number	Description	Number	Filing	Date	File No.
10.1+	UK Sub-Plan to 2018 Equity Incentive Plan*
10.2+	Form of 2018 Equity Incentive Plan Option Agreement (Time Based)*
10.3+	Form of 2018 Equity Incentive Plan Option Agreement (Performance-Based)*
10.4	2018 Inducement Award Plan, as amended July 15, 2022*	10.3	10-Q	August 11, 2022	000-20859
10.5+	UK Sub-Plan to 2018 Inducement Award Plan*
10.6+	Form of 2018 Inducement Award Plan Option Agreement (Time-Based)*
10.7+	Form of 2018 Inducement Award Plan Option Agreement (Performance-Based)*
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 7, 2022
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, dated November 7, 2022
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2022 **
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2022 **
101

The following materials from the Registrant’s September 30, 2022 Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

GERON CORPORATION

Date: November 7, 2022	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)