Form 10-K
period 2022-12-31
GERON CORP
filed 2023-03-16
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant was approximately $503,187,000 based upon the closing price of the registrant’s common stock on June 30, 2022 on the Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2023, there were 508,722,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10‑K Parts

Portions of the Registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2022.

III

In this report, unless otherwise indicated or the context otherwise requires, “Geron,” “the registrant,” “we,” “us,” and “our” refer to Geron Corporation, a Delaware corporation, and its wholly owned subsidiaries, Geron UK Limited, a United Kingdom company, and Geron Netherlands, B.V., a Dutch company.

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

•
We are wholly dependent on the success of our sole product candidate, imetelstat.
•
If we fail to demonstrate sufficient safety and efficacy data from IMerge Phase 3 to the satisfaction of the U.S. Food and Drug Administration, or FDA, or similar international regulatory authorities, additional clinical testing may be required before we can seek regulatory approval for imetelstat in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS, and begin commercialization, if at all, any of which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our business and commercial prospects.
•
Any suspension of or delays in IMpactMF, including due to the effects of macroeconomic conditions such the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
•
Any termination of IMpactMF would have a material adverse effect on our business, business prospects and the future of imetelstat.
•
Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.

•
If IMpactMF fails to demonstrate safety and effectiveness to the satisfaction of the FDA or similar regulatory authorities in other countries or does not otherwise produce positive results, we would incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, which would have a material adverse effect on our business, business prospects and the future of imetelstat.
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
•
If imetelstat is approved for marketing and commercialization and we are unable to establish sales, marketing and distribution capabilities, or obtain coverage and adequate third-party payor reimbursement, we will be unable to successfully commercialize imetelstat.
•
If we are not successful in commercializing imetelstat, we will not be able to achieve our projections for future revenue, if any.
•
We rely on third parties to manufacture and supply imetelstat, and may be unable to ensure that we have adequate quantities of imetelstat that meet specifications that may be approved or required by regulatory authorities, and timelines necessary for current and potential future clinical trials and potential commercial uses.
•
Regulatory inspections of third-party manufacturers may identify deficiencies in manufacturing processes or facilities which could impact the ability of third-party manufacturers to produce and deliver products, including imetelstat.
•
The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, causing delays in IMpactMF, IMproveMF, and our investigator-led clinical trial, IMpress, in acute myeloid leukemia, or AML, and Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS. Additionally, the COVID-19 pandemic may delay and disrupt regulatory activities and our manufacturing and supply chain and have other adverse effects on our business and operations.
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
•
In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under our term loan facility, or Loan Agreement, with Hercules Capital Inc., or Hercules, and Silicon Valley Bank, or SVB, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all, particularly given the recent closure of SVB by banking regulators. The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our ability to raise additional capital, which could negatively affect our liquidity, our business and business prospects and the future of imetelstat. If we are unable to raise this capital when needed, we would be forced to delay, reduce or eliminate our research and development activities and other operations or commercialization efforts which would have a material adverse effect on our business that might cause us to cease operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations, or require us to relinquish certain rights to imetelstat.
•
We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.
•
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.
•
We and certain of our officers have been named as defendants in pending securities class action lawsuits and shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.
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

PART I

ITEM 1. BUSINESS

Company Overview

Summary

We are a late-stage biopharmaceutical company pursuing therapies with the potential to extend and enrich the lives of patients living with hematologic malignancies. Our investigational first-in-class telomerase inhibitor, imetelstat, harnesses Nobel Prize winning science in a treatment that may alter the underlying course of these diseases.

Our lead indication for imetelstat is in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS. In January 2023, we reported positive top-line results from our IMerge Phase 3 clinical trial. The trial met its primary endpoint of 8-week transfusion independence rate and a key secondary endpoint of 24-week transfusion independence rate, demonstrating highly statistically significant (i.e., P<0.001 for both) and clinically meaningful benefits in imetelstat versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high and very high baseline transfusion burden; and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS.

Based on the positive top-line data from IMerge Phase 3 and the prior IMerge Phase 2, we plan to submit a New Drug Application, or NDA, to the FDA in the U.S. in mid-2023 and a marketing authorization application, or MAA, in Europe in the second half of 2023 for the use of imetelstat in adult patients with lower risk MDS. If the NDA is accepted for filing and imetelstat is approved for commercialization by the FDA within the timelines we expect, we anticipate commercial launch of imetelstat in lower risk MDS in the U.S. could occur in the first half of 2024. In Europe, we anticipate review of the planned MAA, if validated by the European Medicines Agency, or EMA, could take approximately 14 months and, if approved, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur by the end of 2024.

We believe that the positive top-line data from IMerge Phase 3 and IMerge Phase 2, as well as our prior Phase 2 clinical trial of imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which suggest potential disease-modifying activity. We believe this potential for disease modification could differentiate imetelstat from currently approved treatments in myeloid hematologic malignancies. Accordingly, in addition to lower risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies with the following ongoing clinical trials:

•
IMpactMF, a Phase 3 clinical trial in relapsed/refractory MF with overall survival, or OS, as the primary endpoint, that currently is enrolling patients. Based on our planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in 2024, and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.
•
IMproveMF, a Phase 1 combination clinical trial in first-line Intermediate-1, Intermediate-2 or High-Risk myelofibrosis, or frontline MF, that currently is enrolling patients and the first patient was dosed in April 2021; and
•
IMpress, an investigator-led Phase 2 clinical trial in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS, and acute myeloid leukemia, or AML, with the initial clinical site planned to open in 2023.

Imetelstat Regulatory Designations

Imetelstat has been granted Fast Track designations by the FDA for development in two indications: (1) for the treatment of adult patients with transfusion-dependent anemia due to lower risk MDS, who do not have a deletion 5q chromosomal abnormality, also known as non-del(5q), and who are refractory or resistant to treatment with an erythropoiesis stimulating agent, or ESA (i.e., the treatment population in IMerge Phase 3); and (2) for the treatment of adult patients with Intermediate-2 or High-Risk MF whose disease has relapsed after or is refractory to

JAK inhibitor treatment (i.e., the treatment population in IMpactMF). The FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EMA granted orphan drug designation in December 2015 to imetelstat for the treatment of MF and in July 2020 for the treatment of MDS. In October 2021, we gained access to the Innovative Licensing and Access Pathway, or ILAP, in the United Kingdom, or U.K., through the receipt of an Innovation Passport for imetelstat to treat lower risk MDS.

Stage-Gated Milestone-Driven Global Commercial Plans for Imetelstat

If imetelstat is approved in lower risk MDS for marketing by regulatory authorities, we plan to commercialize imetelstat ourselves in the U.S. and may seek commercialization partners for territories outside of the U.S. We have therefore developed a commercial pre-launch and potential launch plan that is driven by the achievement of certain regulatory milestones, such as FDA acceptance for filing of our planned NDA, as well as EMA validation of our planned EU MAA submission. We are conducting pre-commercial preparations for the U.S., such as: enhancing and/or establishing company processes and systems to support a potential commercial launch, refining our market research in lower risk MDS, engaging in marketing and commercial access/reimbursement preparatory efforts, as well as executing on long-lead time activities, such as selecting a third-party logistics provider, completing state licensing requirements and hiring personnel to support potential sales, marketing and commercial operations. In light of the positive top-line IMerge Phase 3 results, we continue to evaluate our strategy for the potential launch and commercialization of imetelstat in Europe. Based on our internal estimates of pricing and addressable patient populations in 2030 and if regulatory authorities approve imetelstat for marketing in lower risk MDS and relapsed/refractory MF, we believe the combined potential peak market opportunity in the U.S. and key European markets for imetelstat is approximately $3.0 billion, of which lower risk MDS represents approximately $1.2 billion and relapsed/refractory MF represents approximately $1.8 billion.

Financial Resources

As of December 31, 2022, we had approximately $173.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are approximately $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant. In addition, from January 1, 2023 through March 9, 2023, we have received $59.8 million in cash proceeds from the exercise of outstanding warrants.

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities, including the net cash proceeds from our recently closed underwritten public offering in January 2023 and the proceeds from the exercise of warrants that we received in the January and February 2023, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all, particularly given the recent closure of SVB by banking regulators.

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

Imetelstat is a lipid conjugated 13‑mer oligonucleotide that we designed to be complementary to and bind with high affinity to the RNA template of telomerase, thereby directly inhibiting telomerase activity. Imetelstat does not act as an antisense inhibitor of protein translation. The compound has a proprietary thio‑phosphoramidate backbone, which is designed to provide resistance to the effect of cellular nucleases, thus conferring improved stability in plasma and tissues, as well as improved binding affinity to its target. To improve the ability of imetelstat to penetrate cellular membranes, we conjugated the oligonucleotide to a lipid group. Imetelstat’s IC50, or half maximal inhibitory concentration, is 3 – 9 nM in cell free assays. Single‑dose kinetics in patients has shown dose‑dependent increases in exposure to imetelstat, with a plasma half‑life, which is the time it takes for the concentration or amount of imetelstat to be reduced by half, ranging from 4 – 5 hours. Data from animal studies and clinical trials have suggested that the residence time of imetelstat in bone marrow is long, with 0.19 – 0.51 µM observed at 41 – 45 hours after a 7.5 mg/kg dose in patients. Imetelstat also has been shown in non-clinical studies to exhibit relatively preferential inhibition of the clonal proliferation of malignant progenitor cells compared to normal progenitor cells. For these reasons, imetelstat has been studied as a potential treatment for malignant diseases.

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

IMerge: Ongoing Phase 2/3 Clinical Trial in Lower Risk MDS

Trial Design

IMerge is a two-part Phase 2/3 clinical trial evaluating imetelstat (7.5 mg/kg dose administered as a two-hour intravenous infusion every four weeks) in transfusion dependent lower risk MDS patients who are relapsed after, refractory to, or ineligible for prior treatment with an ESA. To be eligible for IMerge, patients were required to be transfusion dependent, defined as requiring at least four units of packed red blood cells, or RBCs, over an eight-week period during the 16 weeks prior to entry into the trial.

IMerge Phase 3 is a double-blind, 2:1 randomized, placebo-controlled clinical trial that, based on discussions with U.S. and European regulatory authorities, was designed to support, if successful, the registration of imetelstat in lower risk MDS. The trial enrolled patients with lower risk transfusion dependent MDS who were relapsed, or refractory to, or ineligible for ESA, had not received prior treatment with either a hypomethylating agent, or HMA, or lenalidomide and were non-del(5q). IMerge Phase 3 is being conducted at 118 medical centers globally in 17 countries in North America, Europe, Middle East and Asia.

The primary efficacy endpoint of IMerge Phase 3 is the rate of red blood cell transfusion independence, or RBC-TI, lasting at least eight weeks, defined as the proportion of patients without any RBC transfusions during any consecutive eight weeks since entry to the trial, or 8-week TI. Key secondary endpoints for IMerge Phase 3 include the rate of RBC-TI lasting at least 24 weeks, or 24-week TI, and the rate of hematologic improvement erythroid, or HI-E, which is a rise in hemoglobin of at least 1.5 g/dL above the pretreatment level for at least eight weeks or a reduction of at least four units of RBC transfusions over eight weeks compared with the prior RBC transfusion burden. Other secondary endpoints include the time to and duration of RBC-TI; the proportion of patients achieving Complete Response, or CR, or Partial Response, or PR, according to the 2006 International Working Group, or IWG, criteria for MDS; the proportion of patients requiring RBC transfusions and the transfusion burden; the proportion of patients requiring the use of myeloid growth factors and the dose; assessments of the change in the patients’ quality of life using several validated instruments; as well as an assessment of OS, and time to progression to AML.

Positive Top-Line Results from IMerge Phase 3

In January 2023, we reported positive top-line results from IMerge Phase 3. A total of 178 patients were enrolled in IMerge Phase 3, with patients randomized on a 2:1 basis to imetelstat (n=118) or placebo (n=60), and represents the intent-to-treat population in the trial. The population for the analysis of safety data is based on 177 patients (imetelstat, n=118, placebo, n=59) because one patient in the placebo arm was enrolled, but did not receive any treatment. The trial met its primary endpoint of 8-week TI rate and key secondary endpoint of 24-week TI rate, among others, demonstrating statistically significant and clinically meaningful results with imetelstat versus placebo with no new safety signals and safety results consistent with prior imetelstat clinical trials. Key patient participation information is as follows:

	Imetelstat (n=118)	Placebo (n=60)
Median time on study, months (range)	19.5 (1.4-36.2)	17.5 (0.7-34.3)
Median time on treatment, months (range)	7.8 (0.03-32.5)	6.5 (0.03-26.7)
Median time on treatment for 8-week TI responders, months (range)	17.2 (1.8-32.5)	15.0 (4.1-25.8)
Median treatment, cycles (range)	8 (1-34)	8 (1-30)
Median treatment cycles for 8-week TI responders, months (range)	18 (3-34)	17 (3-29)

Key baseline demographics and disease characteristics of patients in IMerge Phase 3, summarized below, demonstrate the broad range of lower risk MDS subtypes, and patients with high disease burden, enrolled in the trial:

	Imetelstat (n=118)	Placebo (n=60)
Age, years, median (range)	71.5 (44-87)	73.0 (39-85)
WHO 2001 category, n (%)
RS+	73 (61.9)	37 (61.7)
RS-	44 (37.3)	23 (38.3)
RBC transfusion burden, units/8 weeks, median (range)	6 (4-33)	6 (4-13)
4 - 6 units / 8 weeks, n (%)	62 (52.5)	33 (55.0)
>6 units / 8 weeks, n (%)	56 (47.5)	27 (45.0)
IPSS risk category, n (%)
Low	80 (67.8)	39 (65.0)
Intermediate-1	38 (32.2)	21 (35.0)
Prior luspatercept use, n (%)*	7 (5.9)	4 (6.7)
Pre-treatment hemoglobin**, median (range), g/dL	7.9 (5.3-10.1)	7.8 (6.1-9.2)

_________________

* There were an insufficient number of patients (imetelstat: 7/118; placebo: 4/60) who were previously treated with luspatercept enrolled in IMerge Phase 3 to draw conclusions about the effect of imetelstat treatment in such patients. Of these patients, no imetelstat-treated patients and one placebo patient achieved 8-week TI.

** Pretreatment hemoglobin is defined as the average of all hemoglobin values in the eight weeks prior to the first dose date, excluding values that were within 14 days after transfusion (thus considered to be influenced by transfusion).

After a median follow-up time of 18 months for all patients in the trial, the following chart is the status of patients as of October 13, 2022, the clinical cut-off date for top-line results.

	Imetelstat (n=118)	Placebo (n=59)
Treatment ongoing, n (%)	27 (22.9)	14 (23.7)
Treatment discontinued, n (%)	91 (77.1)	45 (76.3)
Lack of efficacy	28 (23.7)	25 (42.4)
Adverse event	19 (16.1)	0
Cytopenias	11 (9.3)	0
Unrelated	8 (6.8)	0
Disease relapse after initial response on study	17 (14.4)	1 (1.7)
Patient decision	16 (13.6)	10 (16.9)
Progressive disease	7 (5.9)	5 (8.5)
AML progression	2 (1.7)	1 (1.7)
Investigator decision	2 (1.7)	2 (3.4)
Death*	1 (0.8)	2 (3.4)
Lost to follow up	1 (0.8)	0

_________________

* On imetelstat treatment arm, patient death: neutropenic sepsis not related to drug after ~two-year treatment duration

On placebo treatment arm, patient deaths: (1) COVID-19 and (1) heart valve issue

Efficacy results for the primary 8-week TI endpoint and 24-week TI secondary endpoint summarized below illustrate the depth and durability of transfusion independence demonstrated with high statistical significance for imetelstat versus placebo in IMerge Phase 3.

	Imetelstat (n=118)	Placebo (n=60)	P-value *
Primary endpoint: 8-week TI, n (%)	47 (39.8)	9 (15.0)	<0.001
95% confidence interval	(30.9, 49.3)	(7.1, 26.6)
Secondary endpoint: 24-week TI, n (%)	33 (28.0)	2 (3.3)	<0.001
95% confidence interval	(20.1, 37.0)	(0.4, 11.5)

_________________

* Cochran Mantel Haenszel test stratified for prior RBC transfusion burden (≤6 units or >6 units of RBCs/8 weeks) and baseline IPSS risk score (Low or Intermediate-1)

Highly statistically significant (p<0.001; hazard ratio 0.23) durable transfusion independence was achieved with median TI duration approaching one year (95% CI (weeks): 26.9, 83.9) for imetelstat and approximately 13 weeks for placebo (95% CI (weeks): 8.0, 24.9), using Kaplan Meier estimates, as shown in the following graph. Approximately 83% of patients achieving 8-week TI had a single continuous TI period. For imetelstat patients achieving 24-week TI, the median TI duration was 80.0 weeks (95% CI (weeks): 51.6, not estimable (NE)). In addition, approximately 70% of imetelstat patients who achieved 8-week TI continued to achieve 24-week TI.

In addition, there was an increasing magnitude of benefit for imetelstat versus placebo with longer time intervals, as shown in the graph below.

50.0
45.0
40.0
35.0
30.0
25.0
20.0
15.0
10.0
5.0
0.0
Percentage of patients (%)
39.8%
15.0%
31.4%
6.7%
28.0%
3.3%
13.6%
1.7%
8-week TI
16-week TI
24-week TI
1-year TI

16-week TI = proportion of patients without any RBC transfusion for at least 16 consecutive weeks since entry to the trial; 1-year TI = proportion of patients without any RBC transfusion for at least 52 consecutive weeks since entry to the trial

Highly statistically significant (p<0.001) increase in hemoglobin levels over time for imetelstat patients as shown in the graph below. For patients achieving 8-week TI, median increases in hemoglobin were 3.6 g/dL for imetelstat and 0.8 g/dL for placebo. The peak hemoglobin reached for these patients was 11.3 g/dL for imetelstat and 8.9 g/dL for placebo.

P<0.001
Mean Change in HGB
(g/dL; +/- SE)
5
4
3
2
1
0
-1
Baseline
1
5
9
13
17
21
25
29
33
37
41
45
49
53
57
61
65
69
73
77
81
85
89
93
97
101
Weeks
Imetelstat
Placebo

Number of patients

Imetelstat	118	59	53	54	47	42	48	48	43	43	31	37	31	35	32	25	26	24	23	21	19	18	11	11	9	9	5
Placebo	60	37	29	17	16	18	15	8	10	10	11	7	3	9	8	9	7	7	5	5	4	2	4				

The mean changes from the minimum Hgb of the values that were after 14 days of transfusions in the eight weeks prior to the first dose date are shown.
Data points that have fewer than four patients are not shown.

P-value is based on a mixed model for repeated measures with Hgb change as the dependent variable, week, stratification factors, minimum Hgb in the eight weeks prior to the first dose date, and treatment arm as the independent variables with autoregressive moving average (ARMA(1,1)) covariance structure.

SE = standard error

Corresponding to the increases in hemoglobin, a statistically significant decrease in the number of RBC units transfused was achieved for imetelstat treated patients versus placebo, as shown in the graph below.

P=0.042
1
0
-1
-2
-3
-4
-5
1
9
17
25
33
41
49
57
65
73
81
89
97
Imetelstat
Placebo

Number of patients

Imetelstat	115	104	95	76	60	55	45	43	33	26	22	14	10
Placebo	58	53	48	32	27	22	15	14	8	5	5	5	4

P-value is based on a mixed model for repeated measures with change in RBC transfusion as the dependent variable, week, stratification factors, prior transfusion burden, and treatment arm as the independent variables with autoregressive moving average (ARMA(1,1)) covariance structure.

Furthermore, as shown in the table below, statistically significant 8-week RBC-TI was observed with imetelstat versus placebo across lower risk MDS subtypes (p<0.05) and similar 8-week RBC-TI was observed for imetelstat within each subtype category in comparison to the overall population.

	Imetelstat, n (%)	Placebo, n (%)	Difference (95% CI)	P-value*
Overall	47/118 (39.8)	9/60 (15.0)	24.8 (9.9, 36.9)	<0.001
WHO category
RS+	33/73 (45.2)	7/37 (18.9)	26.3 (5.9, 42.2)	0.016
RS-	14/44 (31.8)	2/23 (8.7)	23.1 (-1.3, 40.6)	0.038
Transfusion burden
4-6 units	28/62 (45.2)	7/33 (21.2)	23.9 (1.9, 41.4)	0.027
>6 units	19/56 (33.9)	2/27 (7.4)	26.5 (4.7, 41.8)	0.023
IPSS risk category
Low	32/80 (40.0)	8/39 (20.5)	19.5 (-0.1, 35.2)	0.034
Intermediate-1	15/38 (39.5)	1/21 (4.8)	34.7 (8.8, 52.4)	0.004

_________________

* Cochran Mantel Haenszel test stratified for prior RBC transfusion burden (≤6 units or >6 units of RBCs/8 weeks) and baseline IPSS risk score (Low or Intermediate-1)

Specifically for the RS+ and RS- subtypes, statistically significant improvement in both 8-week and 24-week TI was achieved with imetelstat versus placebo, as shown in the table below.

	RS+			RS-
	Imetelstat (n=73)	Placebo (n=37)	P-value*	Imetelstat (n=44)	Placebo (n=23)	P-value*
8-week TI responders, n (%)	33 (45.2)	7 (18.9)	0.016	14 (31.8)	2 (8.7)	0.038
Median duration of TI*, weeks (95% CI)	46.9 (25.9, 83.9)	16.9 (8.0, 24.9)	0.035	51.6 (11.9, NE)	11.2 (10.1, NE)	0.062
24-week TI responders, n (%)	24 (32.9)	2 (5.4)	0.003	9 (20.5)	0 (0.0)	0.019
Median duration of TI*, weeks (95% CI)	80.0 (41.6, NE)	NE (24.9, NE)	0.808	122.9 (25.0, NE)	NE (NE, NE)	NE

_________________

* Kaplan-Meier estimates of duration of RBC TI; 8-week/24-week TI Responder Analysis Set; P-value for TI rate is based on Cochran Mantel Haenszel test stratified for prior RBC transfusion burden (≤6 units or >6 units of RBCs/8 weeks) and baseline IPSS risk score (Low or Intermediate-1); P-value for duration of TI is based on stratified log-rank test.

NE Not estimable

The IMerge Phase 3 protocol specified use of the International Working Group, or IWG, 2006 criteria to measure HI-E and was not statistically significant (p=0.112) for imetelstat versus placebo. The current IWG 2018 HI-E criteria places greater emphasis on durability by measuring response for ≥16 weeks, rather than ≥8 weeks. Under these new 2018 IWG criteria, a highly statistically significant (p<0.001) HI-E rate was achieved for imetelstat versus placebo. See the table below for HI-E response under both 2018 and 2006 IWG criteria.

	Imetelstat (n=118)	Placebo (n=60)	P-value *
HI-E per IWG 2018, n (%)	50 (42.4)	8 (13.3)	<0.001
95% CI, %	(33.3, 51.8)	(5.9, 24.6)
16-week TI, n (%)	37 (31.4)	4 (6.7)	<0.001
95% CI, %	(23.1, 40.5)	(1.9, 16.2)
Transfusion reduction by ≥50%/16 weeks	51 (43.2)	9 (15.0)	<0.001
95% CI, %	(34.1, 52.7)	(7.1, 26.6)
HI-E per IWG 2006, n (%)	75 (63.6)	31 (51.7)	0.112
95% CI, %	(54.2, 72.2)	(38.4, 64.8)
≥1.5 g/dL increase in Hgb ≥8 weeks, n (%)	40 (33.9)	6 (10.0)	<0.001
95% CI, %	(25.4, 43.2)	(3.8, 20.5)
Transfusion reduction by ≥4U/8 weeks, n (%)	71 (60.2)	30 (50.0)	0.175
95% CI, %	(50.8, 69.1)	(36.8, 63.2)

_________________

* Cochran Mantel Haenszel test stratified for prior RBC transfusion burden (≤6 units or >6 units of RBCs/8 weeks) and baseline IPSS risk score (Low or Intermediate-1)

Clinical and molecular evidence supporting the potential for disease modification with imetelstat includes a one-year median TI duration for imetelstat 8-week TI responders, a median rise of 3.6 g/dL in hemoglobin levels in those same patients and >50% variant allele frequency decreases in SF3B1, TET2, DNMT3A and ASXL1 mutations, as shown in the graph below.

The safety results in IMerge Phase 3 were consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. The most frequent non-hematologic toxicities occurring in ≥10% of patients on either imetelstat or placebo arms are listed in the table below. Grade 3 elevations in liver function tests, or LFTs, on imetelstat were short in duration (median < 2 weeks) and more than 80% resolved to Grade 2 or lower within 4 weeks, with no cases of liver test elevations consistent with Hy’s Law or Drug Induced Liver Injury.

AE, n (%)	Imetelstat (n=118)		Placebo (n=59)
	All Grades	Grade 3/4	All Grades	Grade 3/4
Asthenia	22 (18.6)	0	8 (13.6)	0
COVID-19*	21 (17.8)	2 (1.7)	9 (15.2)	3 (5.1)
Peripheral edema	13 (11.0)	0	8 (13.6)	0
Headache	15 (12.7)	1 (0.8)	3 (5.1)	0
Diarrhea	14 (11.9)	1 (0.8)	7 (11.9)	1 (1.7)
Alanine aminotransferase increased	14 (11.9)	3 (2.5)	4 (6.8)	2 (3.4)
Hyperbilirubinemia	11 (9.3)	1 (0.8)	6 (10.2)	1 (1.7)
Constipation	9 (7.6)	0	7 (11.9)	0
Pyrexia	9 (7.6)	2 (1.7)	7 (11.9)	0

_________________

* Includes COVID-19, asymptomatic COVID-19, COVID-19 pneumonia

LFT Lab Abnormality, n (%)	Imetelstat (n=118)		Placebo (n=59)
	All Grades	Grade 3	All Grades	Grade 3
Alanine Aminotransferase (ALT*)	46 (39.3)	4 (3.4)	22 (37.3)	3 (5.1)
Alkaline Phosphatase (ALP)	53 (44.9)	0	7 (11.9)	0
Aspartate Aminotransferase (AST)	57 (48.3)	1 (0.8)	13 (22.0)	1 (1.7)
Bilirubin	46 (39.0)	1 (0.8)	23 (39.0)	1 (1.7)

_________________

* n=117 for ALT imetelstat patients

The most frequent hematologic toxicities are listed in the table below.

AE, n (%)	Imetelstat (n=118)		Placebo (n=59)
	All Grades	Grade 3/4	All Grades	Grade 3/4
Thrombocytopenia	89 (75.4)	73 (61.9)	6 (10.2)	5 (8.5)
Neutropenia	87 (73.7)	80 (67.8)	4 (6.8)	2 (3.4)
Anemia	24 (20.3)	23 (19.5)	6 (10.2)	4 (6.8)
Leukopenia	12 (10.2)	9 (7.6)	1 (1.7)	0

Clinical consequences from cytopenias were similar between imetelstat and placebo groups as shown in the table below.

Event, n (%)	Imetelstat (n=118)	Placebo (n=59)
Grade >3 bleeding events*	3 (2.5)	1 (1.7)
Grade >3 infections+	13 (11.0)	8 (13.6)
Grade febrile neutropenia**	1 (0.8)	0

_________________

* No ≥Grade 3 bleeding events in the setting of Grade 3/4 thrombocytopenia; on imetelstat: two patients with Grade 4 gastrointestinal bleeding, unrelated and resolved and one Grade 3 hematuria, unrelated and resolved

+ On imetelstat: three patients with Grade 3/4 infections in setting of Grade 3/4 neutropenia; all three were sepsis and resolved with only one considered related

** Occurred at day 33, lasted 8 days; assessed by investigator as possibly related to imetelstat; patient subsequently achieved TI >40 weeks and remains on treatment at data cut-off

Furthermore, as shown in the table below, the median duration of cytopenias was shorter for imetelstat versus placebo and the resolution to Grade 2 or lower was higher for imetelstat versus placebo.

	Imetelstat+	Placebo
Thrombocytopenia events*
Median duration, weeks, (range)	1.4 (0.1-12.6)	2.0 (0.3-11.6)
Resolved within <4 weeks, %	86.3	44.4
Neutropenia events*
Median duration, weeks, (range)	1.9 (0-15.9)	2.2 (1.0-4.6)
Resolved within <4 weeks, %	81.0	50.0

_________________

+ 18% of imetelstat treated patients received a median of 1 platelet transfusions; 35% of imetelstat treated patients received growth factor support

* Analysis performed for patients who experienced Grade 3/4 cytopenias. Resolution determined by return to Grade 2 or lower

Planned Next Steps to Advance Imetelstat in Lower Risk MDS Toward Potential Commercialization

We plan to present additional data from IMerge Phase 3 at medical meetings later this year, including data relating to potential correlation of decreases in mutation burden and abnormal cytogenetic clones with clinical responses, patient reported outcomes, human telomerase reverse transcriptase, or hTERT, and telomerase activity biomarker data and continued follow-up of durability of transfusion independence.

We believe the depth, breadth and durability of transfusion independence reported from IMerge Phase 3 to date, as well as from IMerge Phase 2, provide strong support for our planned regulatory submissions in the U.S. and in the EU for the use of imetelstat in patients with lower risk MDS. We therefore plan to submit an NDA in the U.S. in mid-2023 and an MAA in Europe in the second half of 2023 for the use of imetelstat in adult patients with lower risk MDS. With Fast Track designation for imetelstat from the FDA for the treatment of adult patients with transfusion-dependent anemia due to lower risk MDS, non-del(5q), and who are refractory or resistant to treatment with an ESA (i.e., the treatment population in IMerge Phase 3), the FDA granted our request for rolling submission of the NDA. If the NDA is accepted for filing and approved within the timelines we expect, we anticipate that the commercial launch of imetelstat in lower risk MDS could occur in the U.S. in the first half of 2024. In Europe, we anticipate review of the planned MAA, if validated by the EMA could take approximately 14 months and, if approved, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur by the end of 2024.

Second Indication in Phase 3 Clinical Development: Myelofibrosis (MF)

Unmet Medical Need in Relapsed/Refractory MF for Improvement in Overall Survival

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

IMpactMF: Ongoing Phase 3 Clinical Trial in Relapsed/Refractory MF

Trial Design

IMpactMF, our Phase 3 clinical trial in relapsed/refractory MF, is an open label, 2:1 randomized, controlled clinical trial designed to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients. Patients relapsed after or refractory to a JAK inhibitor are defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The best available therapy, or BAT, control arm of IMpactMF excludes the use of JAK inhibitors. With respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. We believe existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity. For these reasons, we therefore determined not to add a third dosing arm to the trial design, and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks.

The primary efficacy endpoint for IMpactMF is OS. Key secondary endpoints include symptom response; spleen response; progression free survival; complete remission, partial remission or clinical improvement, as defined by the International Working Group for Myeloproliferative Neoplasms Research and Treatment criteria; duration of response; safety; pharmacokinetics; and patient reported outcomes. Currently, we have selected 165 of the planned 180 sites to participate in IMpactMF across North America, South America, Europe, Australia and Asia.

IMpactMF is designed with >85% power to detect a 40% reduction in the risk of death (hazard ratio=0.60; one-sided alpha=0.025). The final analysis for OS is planned to be conducted after more than 50% of the patients planned to be enrolled in the trial have died (referred to as an event). An interim analysis of OS, in which the alpha spend is expected to be approximately 0.01, is planned to be conducted after approximately 70% of the total projected number of events (deaths) for the final analysis have occurred.

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020. As of December 31, 2022, we had 140 of the 165 selected sites open for patient enrollment, and we are continuing to select additional sites. The first patient was dosed in April 2021. Given the uncertain and unpredictable impact of the COVID-19 pandemic on our clinical trial activities, including the constraints on clinical site personnel resources due to other competing trials in MF at the sites where IMpactMF is planned to be conducted, under current planning assumptions, we expect IMpactMF to be fully enrolled in 2024. Based on our planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in 2024 and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may potentially support the registration of imetelstat in relapsed/refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

The timing and achievement of either or both of the planned analyses depend on numerous factors, including delays or interruptions related to the effects of the COVID-19 pandemic or geopolitical events. In addition, our ability to enroll, conduct and complete IMpactMF depends on whether we can obtain and maintain the relevant clearances from regulatory authorities and other institutions to enroll, conduct and complete the trial, and our ability to raise additional capital if and when needed in order to complete the trial.

Improvement in Overall Survival and Potential Disease-Modifying Activity Observed in IMbark Phase 2

The IMbark Phase 2 clinical trial was designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in patients with relapsed/refractory MF. The co-primary efficacy endpoints for IMbark were spleen response rate, defined as the proportion of patients who achieve a reduction of at least 35% in spleen volume as assessed by imaging, and symptom response rate, defined as the proportion of patients who achieve a reduction of at least 50% in Total Symptom Score, at 24 weeks. Key secondary endpoints were OS and safety.

We previously reported efficacy and safety results from the IMbark Phase 2 clinical trial, including median OS of 28.1 months for patients on the high dose arm of the study, which is almost twice the reported median OS of 14 – 16 months in medical literature. To evaluate this potential benefit, we conducted a post-hoc analysis of OS for patients treated with imetelstat 9.4 mg/kg in IMbark compared to OS calculated from real world data, or RWD, collected at the Moffitt Cancer Center for patients who had discontinued treatment with ruxolitinib, a JAK inhibitor, and who were subsequently treated with BAT. To make a comparison between the IMbark data and RWD, a cohort from the real-world dataset was identified that closely matched the IMbark patients, using guidelines for inclusion and exclusion criteria as defined in the IMbark clinical protocol, such as platelet count and spleen size. Calculations from two propensity score analysis approaches resulted in a median OS of 30.7 months for the imetelstat-treated patients from IMbark, which is more than double the median OS of 12.0 months using RWD for patients treated with BAT. These analyses also showed a 65% – 67% lower risk of death for the imetelstat-treated patients vs. BAT-treated patients. We believe these analyses suggest potentially longer OS for imetelstat-treated relapsed/refractory MF patients in IMbark, compared to BAT in closely-matched patients from RWD. However, comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

In IMbark, patients also experienced other positive clinical outcomes, including symptom improvement, spleen reduction and bone marrow fibrosis improvement. In June 2020, we reported correlation analyses from IMbark that showed a trend of longer OS in patients who achieved symptom response, spleen volume reductions and improved bone marrow fibrosis, in a dose-dependent manner. Furthermore, the reductions in the variant allele frequency of key driver mutations in MF and the improvement in bone marrow fibrosis observed in IMbark have also been correlated to the improvement in OS. We believe the improvement in bone marrow fibrosis, potential survival benefit, molecular data and correlations from IMbark provide strong evidence of the potential for disease modification with imetelstat, which we believe differentiates imetelstat from currently approved treatments for MF.

The safety results observed in IMbark were consistent with prior clinical trials of imetelstat in hematologic malignancies, and no new safety signals were identified. In the 9.4 mg/kg arm, reversible and manageable Grade 3/4 thrombocytopenia and neutropenia were reported in 24/59 patients (41%) and 19/59 patients (32%), respectively, without significant clinical consequences. 1/59 patients (2%) had Grade 3 febrile neutropenia. 3/59 patients (5%) had Grade 3/4 bleeding. 6/59 patients (10%) had Grade 3/4 infections. Furthermore, more than 70% of the observed Grade 3/4 cytopenias resolved to Grade 2 or lower by laboratory assessment within four weeks.

Exploratory Clinical Trials of Imetelstat in Additional Indications

IMproveMF: Phase 1 Combination Clinical Trial in Frontline Myelofibrosis (Frontline MF)

IMproveMF is a two-part Phase 1 clinical trial evaluating imetelstat in combination with ruxolitinib in patients with frontline MF. The trial is designed to use a Bayesian Optimal Interval design to test various doses of imetelstat in an escalating dose sequence with a defined number of patients per dosing arm. Escalation to the next higher dosing arm will only occur if the prior dose is tolerable to the patients. The primary objective of the first part of IMproveMF is to identify a recommended dosing regimen for further evaluation. Up to 20 patients are expected to be enrolled into the first part of IMproveMF, or IMproveMF Part 1. The first patient was dosed in IMproveMF in August 2022.

Upon identification of a tolerable dosing regimen for the combination treatment of imetelstat and ruxolitinib, the second part of IMproveMF, or IMproveMF Part 2, is planned to evaluate the efficacy and further evaluate the safety of that dosing regimen. Under IMproveMF Part 2, the primary endpoints are safety and symptom response rate, defined as the proportion of patients who achieve a >50% reduction in Total Symptom Score at 24 weeks. Secondary endpoints include change in fibrosis; spleen response rate, defined as the proportion of patients who achieve a >35% reduction in spleen volume from baseline as assessed by imaging; and the number of patients achieving complete remission, partial remission or clinical improvement, as defined by the International Working Group for Myeloproliferative Neoplasms Research and Treatment criteria. Up to 20 patients are expected to be enrolled into the IMproveMF Part 2.

As of December 31, 2022, two clinical sites in the U.S. were open for enrollment. We plan to open the remaining U.S. clinical site for enrollment in 2023.

IMpress: Investigator-Led Phase 2 Clinical Trial in Higher Risk Myelodysplastic Syndromes (Higher Risk MDS) and Acute Myeloid Leukemia (AML)

In collaboration with investigators in Germany, France and Australia, we are supporting IMpress, an investigator-led study of imetelstat in patients with higher risk MDS and relapsed/refractory AML, post-treatment with a hypomethylating agent, or HMA. The first site is planned to open in 2023.

IMpress is an open-label, single arm, Phase 2 clinical trial being conducted at three clinical sites. The primary endpoint is overall response rate per criteria from the 2018 International Working Group for MDS and the European LeukemiaNet for AML. Secondary endpoints include safety, duration of response, progression-free survival and overall survival. In addition, pending the results of IMpress, we plan to support a Phase 1/2 investigator-led study in relapsed/refractory AML using a combination approach of imetelstat and venetoclax or azacitidine.

Research Programs

Preclinical Lymphoid Hematologic Malignancy Program

Academic research data suggests that certain lymphoid hematologic malignancies have higher telomerase activity and shorter telomeres when compared to normal healthy cells. Thus, we believe a telomerase inhibition approach may find utility in this disease setting.

Based on this scientific hypothesis, we initiated a preclinical research project with MD Anderson Cancer Center to determine the potential application of imetelstat in lymphoid hematologic malignancies. Preliminary results from this research were published in Blood in November 2022. Based on early results, we plan to collaborate further with MD Anderson Cancer Center to conduct preclinical research to assess the potential therapeutic effect of imetelstat in lymphoid malignancies.

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

Impact of COVID-19 on Our Business

The ongoing COVID-19 pandemic is having widespread, continually evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. All plans and timing expectations will be delayed or interrupted if COVID-19 pandemic conditions worsen, creating further limitations on our clinical trial and other development activities. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see the sub-section entitled “Risks Related to COVID-19” under “Risk Factors” in Part I, Item 1A and Note 6 on Commitments and Contingencies – Risks Related to Global Economic Conditions, COVID-19 and the Military Conflict Between Ukraine and Russia in Notes to Consolidated Financial Statements of this annual report on Form 10-K.

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

In lower risk MDS, positive top-line results from IMerge Phase 3 describe potentially meaningful and durable transfusion independence, activity across MDS patient subtypes, and potential disease-modifying activity achievable with imetelstat treatment. We believe that these key features are differentiators compared to currently approved products as well as investigational drugs currently in clinical development.

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene. In November 2022, Bristol-Myers Squibb Company, or BMS, announced that the Phase 3 front-line COMMANDS trial that compared Reblozyl (luspatercept) to ESAs was positive and that data would be presented in 2023 at a major medical meeting.

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

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; and HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS and etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc.

Competition in Relapsed/Refractory MF

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

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation, or Incyte, and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma Corp., which was approved in February 2022 for the treatment of adults with Intermediate or High-Risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy; and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor by GlaxoSmithKline plc; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

Efforts to ensure that our current and future business arrangements will comply with applicable privacy and data security laws and regulations will involve substantial costs. For example, foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR imposes heightened and codified standards for data subject consent, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating data breach notifications to relevant supervisory authority(ies), and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Foreign privacy laws, such as the EU GDPR, also impose strict rules on the transfer of personal data out of the applicable jurisdiction. Further, the EU GDPR provides for significant penalties (such as restrictions or prohibitions on personal data processing) and large fines for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, we expect that there will continue to be new proposed privacy laws, regulations and industry standards in the U.S. As one example, the California Consumer Privacy Act of 2018, or CCPA, imposes numerous obligations on covered business. Although the CCPA exempts certain data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal information we maintain about California residents. See the section titled “We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts,” under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

In the U.S., third‑party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Further, third‑party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost‑effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of imetelstat, in addition to the costs required to obtain the FDA approvals. Nonetheless, imetelstat may not be considered medically necessary or cost‑effective.

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

The U.S. and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute will stay in effect through 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. More recently, there has been heightened governmental scrutiny in the U.S. to control the rising cost of healthcare.

Information About Our Officers

The following table sets forth certain information with respect to our executive officers and other members of management as of January 31, 2023:

Name	Age	Position
Executive Officers
John A. Scarlett, M.D.	72	President, Chief Executive Officer and Chairman of the Board
Olivia K. Bloom	54	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Faye Feller, M.D.	40	Executive Vice President, Chief Medical Officer
Andrew J. Grethlein, Ph.D.	58	Executive Vice President, Chief Operating Officer
Anil Kapur	53	Executive Vice President, Corporate Strategy and Chief Commercial Officer

Other Members of Management
Melissa A. Kelly Behrs	59	Executive Vice President, Business Operations and Chief Alliance Officer
Edward E. Koval	60	Executive Vice President, Chief Business Officer
Stephen N. Rosenfield, J.D.	73	Executive Vice President, Chief Legal Officer and Corporate Secretary

John A. Scarlett, M.D., has served as our Chief Executive Officer and a director since September 2011 and President since January 2012 and was appointed to Chairman of the Board in December 2018. Dr. Scarlett served as a director of CytomX Therapeutics, Inc., a biopharmaceutical company focused on developing antibody therapeutics for the treatment of cancer, from June 2016 to June 2022. He was also a director for Chiasma, Inc., a biopharmaceutical company focused on transforming injectable drugs into oral medications, from February 2015 until its acquisition by Amyrt Pharma plc, a biopharmaceutical company, in August 2021. Prior to joining Geron, Dr. Scarlett served as President, Chief Executive Officer and a member of the board of directors of Proteolix, Inc., a privately held, oncology oriented biopharmaceutical company, from February 2009 until its acquisition by Onyx Pharmaceuticals, Inc., an oncology oriented biopharmaceutical company, in November 2009. From February 2002 until its acquisition by Ipsen, S.A. in October 2008, Dr. Scarlett served as the Chief Executive Officer and a member of the board of directors of Tercica, Inc., an endocrinology oriented biopharmaceutical company, and also as its President from February 2002 through February 2007. From March 1993 to May 2001, Dr. Scarlett served as President and Chief Executive Officer of Sensus Drug Development Corporation. In 1995, he co-founded Covance Biotechnology Services, Inc., a contract biopharmaceutical manufacturing operation, and served as a member of its board of directors from inception to 2000. From 1991 to 1993, Dr. Scarlett headed the North American Clinical Development Center and served as Senior Vice President of Medical and Scientific Affairs at Novo Nordisk Pharmaceuticals, Inc., a wholly owned subsidiary of Novo Nordisk A/S. Dr. Scarlett received his B.A. degree in chemistry from Earlham College and his M.D. from the University of Chicago, Pritzker School of Medicine.

Olivia K. Bloom has served as our Executive Vice President, Finance since February 2014, Chief Financial Officer since December 2012 and Treasurer since February 2011. Ms. Bloom previously served as our Senior Vice President, Finance from December 2012 to February 2014, Chief Accounting Officer from September 2010 to December 2012 and Vice President, Finance from January 2007 to December 2012. Ms. Bloom joined the Company in 1994 as a Senior Financial Analyst and from 1996 to 2011 served as our Controller. Prior to joining Geron, Ms. Bloom started her career in public accounting at KPMG Peat Marwick and became a Certified Public Accountant in 1994. Ms. Bloom has served as a member of the board of directors for Personalis, Inc., a genomic sequencing and analytics company supporting the development of personalized therapeutics, since March 2022. Ms. Bloom graduated Phi Beta Kappa with a B.S. in Business Administration from the University of California at Berkeley.

Faye Feller, M.D., has served as our Executive Vice President, Chief Medical Officer since July 2022. Previously, she served as our Vice President of Clinical Development since she joined Geron in April 2019. In this role, Dr. Feller played a strategic role in designing and driving execution of Geron’s Phase 3 clinical trials, served as the primary medical point of contact between Geron and our clinical investigators and led the preparation of data for assessment by the data monitoring committees. Dr. Feller's career in the pharmaceutical industry started at Janssen Research and Development, LLC (Janssen) in February 2015. At Janssen, she held several clinical research roles with increasing responsibility, including both Compound Lead and Study Responsible Physician for multiple clinical trials of early and late-stage development assets, including the IMbark Phase 2 clinical trial of imetelstat. Prior to Janssen, Dr. Feller was an instructor in the leukemia department of Memorial Sloan Kettering Cancer Center in New York. She received a B.A. from New York University and an M.D. from Mount Sinai School of Medicine. She completed her residency in internal medicine at Mount Sinai Hospital and her fellowship in medical oncology at Memorial Sloan Kettering Cancer Center.

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

Anil Kapur has served as our Executive Vice President, Corporate Strategy and Chief Commercial Officer since December 2019. Prior to joining Geron, Mr. Kapur was Chief Commercial Officer at Actinium Pharmaceuticals, Inc., a clinical stage biopharmaceutical company, from February 2018 to November 2019. From October 2016 until February 2018, Mr. Kapur was Vice President, Head of Early Assets, Biomarkers and External Innovation for Worldwide Oncology Commercialization at Bristol-Myers Squibb Company, a global biopharmaceutical company. Mr. Kapur served as Vice President, Global Head of Commercial and Portfolio Strategy at Baxalta, Incorporated, a biopharmaceutical company, in a newly created Oncology Division, from

November 2015 until after its acquisition by Shire plc in July 2016. Before joining Baxalta, Mr. Kapur held marketing and sales leadership roles of increasing responsibility during his 15-year tenure at the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen). As Vice President, Commercial Leader, Hematology Franchise in Janssen’s Global Commercial Strategy Organization, he led the development and execution of commercial strategy and launch plans for in-market development, late development, and early pipeline assets, including imetelstat. Among Mr. Kapur’s most recognized achievements while at Janssen were the successful global launches of two transformational blockbuster hematology-oncology drugs, Imbruvica and Darzalex. Mr. Kapur has served as a member of the board of directors of Verastem, Inc., a development-stage biopharmaceutical company, since October 2022. Mr. Kapur holds a Bachelor of Engineering from Birla Institute of Technology in India; an M.S. in Industrial Engineering from Louisiana Tech University; and an M.B.A. from the Fuqua School of Business at Duke University.

Melissa A. Kelly Behrs has served as our Executive Vice President, Business Operations and Chief Alliance Officer since December 2021. Previously, she was our Executive Vice President, Chief Business Officer from January 2019 to December 2021, Executive Vice President, Business Development and Portfolio & Alliance Management, from February 2014 to January 2019, and our Senior Vice President, Portfolio and Alliance Management from September 2012 to February 2014. Ms. Behrs joined Geron in November 1998 as Director of Corporate Development. Since then, she has also served in various managerial positions, including General Manager, R&D Technologies; Vice President, Corporate Development; Senior Vice President, Therapeutic Development, Oncology; and Senior Vice President, Strategic Portfolio Management. From 1990 to 1998, Ms. Behrs worked at Genetics Institute, Inc., a biotechnology research and development company, serving initially as Assistant Treasurer and then as Associate Director of Preclinical Operations where she was responsible for all business development, regulatory, and project management activities for the Preclinical Development function. Ms. Behrs received a B.S. from Boston College and an M.B.A. from Babson College.

Edward E. Koval has served as our Executive Vice President, Chief Business Officer since December 2021. From 2020 to 2021, he was Chief Business Officer at ZebiAI Therapeutics, a company spun out of X-Chem, Inc. in order to discover and develop advanced drug discovery programs based on novel machine learning technologies, until its acquisition by Relay Therapeutics, Inc., a clinical-stage precision medicine company, in April 2021. Prior to the spin-out of ZebiAI, from 2013 to 2020, he was Senior Vice President, Corporate Development, at X-Chem, Inc., a drug discovery company, where he closed multiple transactions with multinational pharmaceutical companies for programs in oncology, hematology/oncology, inflammation, infectious disease and rare diseases. From 2012 to 2015, Mr. Koval served as an independent corporate and business development consultant, advising multiple private and public biotech companies on partnering and fundraising. Mr. Koval’s prior pharmaceutical experience from 1992 to 2012 includes serving roles in business and corporate development, strategic planning, alliance management and financial evaluation and analysis at Novartis Pharmaceuticals Corporation, a pharmaceutical company, Merck & Co., Inc., a pharmaceutical company, and Chiron Corporation, a pharmaceutical company, where he finalized negotiations and executed and managed multiple strategic corporate partnerships and alliances. Mr. Koval holds an M.Sc. in Engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

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

Employees

As of December 31, 2022, we had 107 full‑time employees. Seventeen of our employees hold Ph.D. degrees and 41 hold other advanced degrees. Of this current total workforce, 58 employees were engaged in, or directly supported, our research and development activities, and 49 employees were engaged in commercial, medical affairs, business development, legal, finance, human resources, information technology and administration. None of our employees are covered by a collective bargaining agreement; nor have we experienced work stoppages. We consider relations with our employees to be good.

Consultants

We have established, and expect to continue to establish, consulting agreements with drug development professionals, clinicians, attorneys and regulatory experts with experience in numerous fields, including clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing and regulatory affairs. We currently have approximately 90 active consulting agreements.

Corporate Information

Geron Corporation was incorporated in the State of Delaware on November 28, 1990. Geron UK Limited was incorporated in the United Kingdom on September 29, 2021. Geron Netherlands B.V. was incorporated in the Netherlands on February 17, 2023.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for or to commercialize imetelstat, on a timely basis or at all.

Imetelstat is our sole product candidate, upon whose success we are wholly dependent. We do not currently have any other products or product candidates. Our ability to develop imetelstat and launch it commercially is subject to significant risks and uncertainties, including, obtaining regulatory approval from the FDA and EMA for commercializing imetelstat in lower risk MDS, as well as, among other things, our ability to:

•
submit an NDA, to the FDA in the U.S., and a MAA to the EMA in the EU, in lower risk MDS that is accepted and/or validated for filing by the respective regulatory agency;
•
obtain from the FDA and EMA their respective determinations that the regulatory submissions are sufficient to support regulatory approval to commercialize imetelstat in lower risk MDS, without the requirement for additional pre-approval clinical trials or further testing or development commitments, if at all, any of which could result in increased costs to us, delay or limit our ability to generate revenue;
•
obtain sufficient safety and efficacy data from IMpactMF to support any application for regulatory approval in relapsed/refractory MF, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile, whether or not in the same indications or therapeutic areas;
•
ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•
obtain additional capital in order to enable us to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as to conduct the regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications;
•
develop clinical plans for, and successfully commence, conduct and complete potential future clinical trials of imetelstat;
•
generate sufficient safety and efficacy data from ongoing and potential future clinical trials of imetelstat that provide a positive benefit-risk profile to support the continued and future development of imetelstat;
•
obtain and maintain required regulatory clearances and approvals to enable continued clinical development, as well as potential commercialization, of imetelstat;
•
enter into and maintain arrangements with third parties to provide services needed to further research and develop imetelstat, including maintaining the agreements with our contract research organizations, or CROs, or to manufacture imetelstat, in each case at commercially reasonable costs;
•
recruit and retain sufficient qualified and experienced personnel to support the development and potential commercialization of imetelstat in the U.S., including to enroll, conduct and complete current and potential future clinical trials of imetelstat, and to provide internal capabilities for sales, marketing, distribution and other functions to support the potential commercialization of imetelstat in the U.S.;
•
enter into and maintain arrangements with third parties to provide services needed to support the potential commercialization of imetelstat for territories outside of the U.S. in compliance with applicable laws;
•
achieve acceptance of imetelstat, if approved, by patients and the relevant medical communities;
•
compete effectively with other approved treatments in lower risk MDS;
•
obtain appropriate coverage and reimbursement levels for the cost of imetelstat from governmental authorities, private health insurers and other third-party payors; and
•
obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for imetelstat both in the U.S. and globally.

If we are not able to successfully achieve the above-stated goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of imetelstat, we may be forced to abandon our development and/or commercialization of imetelstat, which would severely harm our business, prospects and our ability to raise additional capital, and might cause us to cease operations.

Our current and potential future clinical trials of imetelstat could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the effects of macroeconomic conditions such as the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Currently, the active clinical trials of imetelstat are IMpactMF and IMproveMF, and the investigator-led clinical trial, IMpress, and we are also retaining remaining patients in the treatment or follow-up phase of IMerge Phase 3. The conduct and completion of IMpactMF, IMproveMF and IMpress could be interrupted, delayed or abandoned for a variety of reasons, including due to the effects of macroeconomic conditions such as the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession. In particular, the fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business, all of which depend on the continued worldwide progress toward managing this health crisis. Although vaccine distribution, including booster shots, is being conducted in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in many parts of the world cause further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. For instance, the pace of enrollment for IMerge Phase 3 was slower than planned due to the COVID-19 pandemic, and we have experienced a similar effect on our other clinical trials, and we may face difficulties in retaining patients in the treatment or follow-up phases of our clinical trials. Site personnel resources for IMpactMF and IMproveMF remain constrained in the countries where we plan to conduct the trials, due to the negative impact of COVID-19, as well as a number of competing trials in MF and other oncology indications. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS for IMpactMF may occur in 2024 and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected. Such macroeconomic conditions have and may continue to cause delays and suspensions in clinical trial activities at clinical sites. In addition, we may also experience clinical trial failures or delays related to:

•
overcoming patient recruitment and enrollment challenges and operational delays related to opening new clinical sites, and conducting and completing IMpactMF, IMproveMF and IMpress due to the effects of the COVID-19 pandemic, while also competing with clinical trials for other investigational drugs in the same patient population;
•
clinical sites electing to terminate their participation in any of our clinical trials, which would likely have a detrimental effect on patient enrollment;
•
any inability to successfully retain patients in IMpactMF, including completing the planned interim analysis for IMpactMF;
•
difficulties in patient recruitment and enrollment in IMproveMF;

•
patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil or political unrest or military conflicts around the world, including specifically the current military conflict between Ukraine and Russia;
•
a higher number of patients being required for clinical trials, or higher than expected patient drop out rates;
•
obtaining and/or maintaining regulatory clearances in the U.S. or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing IMpactMF, IMproveMF and IMpress, or commencing potential future clinical trials of imetelstat;
•
maintaining the investigational new drug applications, or INDs, and equivalent submissions in other countries for imetelstat without such INDs and/or equivalent submissions in other countries being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other similar international regulatory authorities;
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
•
manufacturing sufficient quantities that meet our specifications and timelines of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other similar international regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of (a) limitations in available manufacturing capacity due to obligations to manufacture and distribute vaccines to address the COVID-19 pandemic; (b) temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; (c) infections or cross-contaminations of product candidates in the manufacturing process; (d) or capacity limitations;
•
ensuring the ability to manufacture and supply imetelstat at acceptable costs for potential future clinical trials of imetelstat and potential commercial uses;
•
obtaining sufficient quantities of any study-related treatments, materials (including best available therapy, or BAT, comparator products, placebo or combination therapies) or ancillary supplies, including in light of challenges and delays that may arise from the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession;
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
•
obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments, modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing IMpactMF, IMproveMF or IMpress, or commencing potential future clinical trials of imetelstat; and
•
obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial designs we may seek for IMpactMF, IMproveMF or IMpress, or as a result of changes in regulatory requirements and policies, which could, for example, prevent us from conducting or completing IMpactMF, IMproveMF or IMpress, and commencing potential future clinical trials of imetelstat.

We could also encounter delays if a clinical trial is suspended or terminated. Clinical trials may be suspended or terminated due to a number of factors, including:

•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•
inspection of the clinical trial operations or trial site by the FDA or similar international regulatory authorities resulting in the imposition of a clinical hold;
•
safety issues or adverse side effects;
•
failure to demonstrate a benefit from using a drug; or
•
changes in governmental regulations or administrative actions.

Failures or delays with respect to any of the aforementioned events could adversely affect our ability to conduct or complete IMpactMF, IMproveMF or IMpress, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, IMproveMF and the investigator-led clinical trial IMpress, whether as a result of the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed.

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in retaining patients in IMerge Phase 3 and screening, enrolling and retaining patients in IMpactMF, IMproveMF and IMpress, whether as a result of the effects macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine, Russia and nearby European countries, and have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current civil or political unrest conditions, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel.

Although we reported positive top-line results from IMerge Phase 3 in January 2023, retaining remaining patients in the treatment or follow-up phase would allow us to continue to assess the longer-term durability of

RBC-TI responses. Therefore, if we experience difficulties in retaining such patients, whether due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons, our ability to assess the longer-term durability of RBC-TI responses would be adversely affected. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF, IMproveMF and IMpress, depend on many factors, such as:

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
•
the risk that disease progression will result in death or clinical deterioration before the patient can enroll in a clinical trial of imetelstat, or before sufficient data has been collected from such patient, such that any data collected from the patient does not contribute in a meaningful way to the interpretation of the results of the clinical trial in which the patient is enrolled; and
•
the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion, due to lack of efficacy, adverse side effects, investigator decision, progressive disease, site restrictions due to the effects of macroeconomic conditions like the COVID-19 pandemic, or civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, alternate treatments being approved for the indication, or personal issues.

In addition, IMpactMF has competed and will continue to compete with, and earlier stage clinical trials of imetelstat, such as IMproveMF and IMpress, will compete with, other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and such trials may also be conducted at the same clinical sites. This competition is reducing the number of clinical sites and hospital staff available to participate in IMpactMF, IMproveMF and IMpress, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in IMpactMF, IMproveMF or IMpress, based on efficacy and safety results reported to date and that may be reported in the future.

Furthermore, if imetelstat is approved for commercialization, we will need to complete substantial preparations to be ready for any potential future commercialization of imetelstat. The development of an in-house marketing and sales force or entering into an arrangement with a third party for the commercialization of imetelstat outside of the U.S. will require significant capital expenditures, management resources and time, and may have an adverse effect on the timely completion of IMpactMF, IMproveMF and IMpress.

Delays caused by the effects of macroeconomic effects, like the COVID-19 pandemic or civil or political unrest or military conflicts around the world, such as the current military conflict between Ukraine and Russia, or other factors in patient enrollment, or the inability to retain or treat patients, have resulted in and may in the future result in further increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat which could delay or prevent the commencement, conduct or completion of these trials and adversely affect the clinical development, as well as the timing or outcome of the potential commercialization of imetelstat. Such occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as IMerge Phase 3, IMpactMF, IMproveMF and IMpress. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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
•
gastrointestinal events;
•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF, IMpress or any potential future clinical trials of imetelstat, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials and any potential commercialization efforts, which might cause us to cease operations. For example, we recently became aware of a case in our IMpactMF clinical trial of a patient with myelofibrosis associated with underlying progressive bone marrow failure, who died from febrile neutropenia, pulmonary hemorrhage and bilateral pneumonia, which, at the time of reporting, the investigator related to imetelstat. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

•
additional information supporting the benefit-risk profile of imetelstat may be requested by the FDA or similar international regulatory authorities and if any such information supplied by us, or by our former collaboration partner, is not deemed acceptable, current clinical trials of imetelstat could be suspended, terminated, or placed on clinical hold by the FDA or similar international regulatory authorities;
•
the ability to retain enrolled patients in current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population; or
•
additional, unexpected clinical trials or non-clinical studies may be required to be conducted.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in IMerge Phase 3, IMpactMF and IMproveMF continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional non-serious or serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from these trials, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes.

The occurrence of any of the aforementioned events could interrupt, further delay, or halt, any development, and as a result, impact or preclude the potential commercialization of imetelstat, as well as increase costs to develop imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

For example, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we reported positive top-line results from IMerge Phase 3 in January 2023, our decision to shorten the follow-up period after the last patient has been enrolled may result in further clinical responses that could occur after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this future data from the primary analysis could reduce the overall efficacy results of the trial, including durability of transfusion independence, which could limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or similar international regulatory authorities, cause them not to approve imetelstat at all or require additional clinical trials or further testing prior to granting any regulatory approval to market imetelstat in lower risk MDS.

Moreover, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we therefore determined not to add a third dosing arm to the trial design, and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat in relapsed/refractory MF by the FDA or similar international regulatory authorities.

Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat will lead to similar results and data that could potentially enable us to obtain any regulatory approvals.

Success in non-clinical testing and early clinical trials, including Phase 2 clinical trials, such as IMbark, does not ensure that later clinical trials will be successful, nor does it predict final clinical trial results. In addition, even though we reported positive top-line results from IMerge Phase 3 in January 2023, this does not ensure that any other clinical trials of imetelstat, including IMpactMF, IMproveMF and IMpress, will be successful. We cannot be certain that any of the prior, current or potential future clinical trials of imetelstat will generate sufficient, consistent or adequate efficacy and safety data demonstrating a positive benefit-risk profile, which would be necessary to obtain regulatory approval to market imetelstat in any indication. Imetelstat in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

In IMbark, we reported a median overall survival of 19.9 months and 28.1 months for the 4.7 mg/kg and 9.4 mg/kg dosing arms, respectively, in relapsed/refractory MF patients. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat, which would substantially impair our ability to raise additional capital.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, complete and partial remissions were observed in an investigator-sponsored pilot study of imetelstat conducted at Mayo Clinic in MF patients, or the Pilot Study. However, similar activity was not observed in the MF patients enrolled in IMbark, as shown by the one partial remission observed in the IMbark primary analysis. We believe that differences in the IMbark study design when compared to the Pilot Study design, such as more restrictive patient enrollment criteria requiring either documented objective lack of response to a JAK inhibitor or evidence of progressive disease while on treatment with a JAK inhibitor, may have contributed to the data observed in IMbark differing significantly from data reported from the Pilot Study, but we cannot assure you that any future clinical trials of imetelstat in relapsed/refractory MF will yield results comparable to IMbark or the Pilot Study. In addition, the potential improvement in survival observed in the 9.4 mg/kg dosing arm in IMbark will need to be further assessed in IMpactMF, and similar results, including potential improvement in survival, if any, with respect to any patient population or patient population subgroup, may not be observed in IMpactMF. Likewise, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology, suggest potentially favorable OS in relapsed/refractory MF patients treated with imetelstat, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.

Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development, and as a result, potential commercialization of imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat.

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

From time-to-time, preliminary or interim safety and efficacy data from previous and current imetelstat clinical trials have been reported or announced by us, clinical investigators or our former collaboration partner. Preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As such, preliminary or interim results may not be reproduced in any current or potential future clinical trials of imetelstat, and thus should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Additional or updated safety and efficacy data from current or potential future clinical trials of imetelstat may result in a benefit-risk profile that does not justify the continued development of imetelstat in a particular patient population, or at all. Any data reported from IMpactMF may materially differ from and be less positive than data previously reported from IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could hinder the potential success of IMpactMF, IMproveMF or IMpress, or cause us to abandon further development of imetelstat entirely.

In January 2023, we announced positive top-line results from IMerge Phase 3. Such top-line results may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data, including from IMerge Phase 3, should be viewed with caution until the final data are available. Material adverse differences in final data, compared to preliminary or interim data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, including the potential commercialization of imetelstat, and might cause us to cease operations.

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

Further delay, suspension or abandonment of our development of imetelstat in myeloid hematologic malignancies, including with respect to our IMpactMF, IMproveMF and IMpress clinical trials, could have a material adverse effect on the future of imetelstat and our business prospects, including the potential commercialization of imetelstat in indications other than lower risk MDS.

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

Although we rely on third parties to conduct our imetelstat clinical trials, including IMerge Phase 3, IMpactMF and IMproveMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar international regulatory authorities require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar international regulatory authorities, may require us to perform additional clinical trials before approving any application for approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, including the potential commercialization of imetelstat, any of which might cause us to cease operations.

We also are required to register imetelstat clinical trials that we sponsor and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the execution of clinical trials and the subsequent compilation and analysis of the data produced, including the interim and final analyses for IMpactMF, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the quality or accuracy of the clinical data obtained, compiled or analyzed by third parties is compromised due to their failure to adhere to our clinical trial protocols, GCP or GMP requirements, or for any other reason, we may need to enter into new arrangements with alternative third parties, which would cause delay, and could be difficult, costly or impossible. If third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, our clinical trials may be extended, delayed or terminated, or may be unsuccessful or need to be repeated, which could have a material adverse effect on our business, including the potential commercialization of imetelstat, and might cause us to cease operations.

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

We will not control the conduct of current or any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-to-risk assessment that could impact our ongoing clinical trials or development program for imetelstat.

We will not control the design or administration of the investigator-led clinical trial, IMpress, or any potential future investigator-led trials, nor the submission, approval or maintenance of any IND or foreign equivalent required to conduct these clinical trials. In addition, we will not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any potential future investigator-led clinical trial could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials.

Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any potential future investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay the further clinical development or marketing approval of imetelstat for any indication. To the extent that the results of any potential future investigator-led clinical trials raise safety or other concerns regarding imetelstat, regulatory authorities may question the results of such investigator-led clinical trials, or question the results of IMerge Phase 3, IMpactMF, and IMproveMF. Safety concerns arising from any potential future investigator-led clinical trials could result in partial or full clinical holds being placed on the imetelstat INDs by the FDA or other similar international regulatory authorities, as occurred in March 2014, which would further delay or prevent us from advancing imetelstat into further clinical development and cause us to discontinue our development of imetelstat, which would severely harm our business and prospects, including the potential commercialization of imetelstat, and could potentially cause us to cease operations.

Risks Related to Regulatory APPROVAL and Commercialization of Imetelstat

Our inability to obtain and maintain regulatory clearances and approvals to continue the clinical development of, and to potentially commercialize, imetelstat, would severely and adversely affect imetelstat’s future value, and our business and business prospects, and might cause us to cease operations.

Federal, state and local governments in the U.S. and governments in other countries have significant regulations in place that govern drug research and development and may prevent us from successfully conducting development efforts or potentially commercializing imetelstat. Delays in obtaining or failure to maintain regulatory clearances and approvals, or limitations in the scope of such clearances or approvals, could:

•
impede or halt our activities and plans for clinical development and commercialization;
•
significantly harm the commercial potential of imetelstat;
•
impose additional development costs;
•
diminish any competitive advantages that may have been available to us; or
•
further delay or preclude any revenue we may receive from the future commercialization of imetelstat, if any.

In addition, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we therefore determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.

Furthermore, in IMerge Phase 3 we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis. Although we reported positive top-line results from IMerge Phase 3 in January 2023, our decision to shorten the follow-up period after the last patient has been enrolled may result in further clinical responses that could occur after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this future data from the primary analysis could reduce the overall efficacy results, including durability of transfusion independence, which could otherwise delay, limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or similar international regulatory authorities or require additional clinical trials and further testing prior to granting any regulatory approval to market imetelstat in lower risk MDS.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023, those results are not necessarily predictive of imetelstat activity in other indications and for other pivotal trials that may be needed to support any application to the FDA or similar international regulatory authorities for such other indications, such as from IMpactMF. We may therefore fail to further develop or commercialize imetelstat, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

If we are unable to prepare and timely submit the planned NDA for imetelstat in lower risk MDS, and to successfully obtain regulatory approval for and commercialize imetelstat, or experience significant delays in doing so, our business will be materially harmed.

The process of obtaining marketing approvals, both in the U.S. and in other countries, is lengthy, expensive and uncertain. It may take many years to obtain approval, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of drugs in development, only a small percentage complete the regulatory approval process and are successfully commercialized. In addition, the lengthy review process as well as the unpredictability of future clinical trial results may result in a delay in obtaining, or our failure to obtain, regulatory approval for imetelstat in lower risk MDS, relapsed/refractory MF, or any other indication, which would significantly harm our business, business prospects, including the potential commercialization of imetelstat, and the future value of imetelstat and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in Europe. As a company, we have not previously submitted an NDA to the FDA or similar applications to comparable international regulatory authorities for imetelstat. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and retain personnel having the requisite expertise to prepare and submit an NDA, the filing of any NDA would be delayed. Further, if we submit an NDA, there can be no assurance that it will be accepted by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA also has substantial discretion in the approval process.

While we reported positive top-line results from IMerge Phase 3 in lower risk MDS, and while we believe that these results and our assessment of the positive benefit-risk profile of imetelstat, combined with data from our Phase 2 clinical trials, are supportive of planned regulatory submissions in the U.S. and in the EU for imetelstat in lower risk MDS, regulatory authorities in those jurisdictions may disagree with our interpretation of the data and may require additional clinical testing before we can seek regulatory approval and begin commercialization of imetelstat, if at all, any of which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. There is no guarantee that we will obtain regulatory approval or be able to commence commercialization on the timeline we are planning or at all.

Imetelstat must receive all relevant regulatory approvals before it may be marketed in the U.S. or other countries. Regulatory authorities have substantial discretion in the approval process and can delay, limit or deny approval of imetelstat or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•
disagreement with the design or implementation of our clinical trials, including our statistical analysis of trial results;
•
failure to demonstrate to the FDA or similar international regulatory authorities that imetelstat’s efficacy results, including duration of response, is acceptable;
•
unfavorable benefit-to-risk assessment, in the case of marginal efficacy and/or clinically relevant safety concerns, for any proposed indication;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to imetelstat;
•
disagreement with our interpretation of data from non-clinical studies or clinical trials, including disagreement from any advisory committee convened in connection with the NDA review;
•
failure to collect data from clinical trials of imetelstat meeting the level of integrity or statistical or clinical significance required by the FDA or similar international regulatory authorities, or a determination such data is not sufficient to support the submission of an NDA, MAA, or other submission, or to obtain regulatory approval in the U.S., the EU or elsewhere;
•
deficiencies in our clinical trial operations or the clinical trial operations of trial sites, including as a result of FDA or EMA bioresearch monitoring inspections in conjunction with NDA or MAA review;

•
identification of critical issues as a result of a pre-approval health authority inspection that could negatively impact the integrity of data in an NDA or MAA and lead to a rejection by the FDA and similar international health authorities;
•
errors or deficiencies in the conduct of the imetelstat program prior to its transition to us by our former collaborator, and/or in the transition of the imetelstat program to us by our former collaborator;
•
unwillingness or inability by our former collaborator to provide information requested by the FDA or similar international regulatory authorities regarding the time period when our former collaborator was responsible for the imetelstat program;
•
a determination by the FDA or similar international regulatory authorities that the appropriate indication for commercial use of imetelstat is narrower or more restrictive than anticipated;
•
failure to satisfy the requirement to develop a risk evaluation and mitigation strategy, or REMS, for the U.S. and a risk management plan for the EU including post-marketing studies, as a potential condition to approval;
•
disagreement regarding the formulation, labeling and/or the specifications for imetelstat;
•
a determination by the FDA or similar international regulatory authorities that the manufacturing processes, test procedures and specifications applicable to the manufacture of imetelstat, or the facilities of the third-party manufacturers with which we contract for clinical and commercial supplies of imetelstat are inadequate, or failure by such third-party manufacturers to maintain compliance with the regulatory and other requirements established by the FDA or similar international regulatory authorities, including as a result of preapproval inspections conducted in conjunction with NDA or MAA review;
•
the failure of the quality or stability of imetelstat to meet acceptable regulatory standards;
•
the FDA or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to reasons related to COVID-19 or otherwise;
•
we or any third-party service providers may be unable to demonstrate compliance with current good manufacturing practices, or cGMPs, and/or good clinical practices, or GCPs, to the satisfaction of the FDA or similar international regulatory authorities;
•
changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval; or
•
political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics, such as COVID-19.

Furthermore, in recent years, there has been increased public and political scrutiny on the FDA and similar international regulatory authorities with respect to the approval process for new drugs, and as a result regulatory authorities may apply more stringent regulatory standards, especially regarding drug safety, when reviewing regulatory submissions for new drugs.

Even if we believe we have complied with all of the regulatory requirements to receive marketing approval for imetelstat, we may not obtain marketing approval for reasons that we do not currently predict. If we fail to obtain regulatory approval for imetelstat, we will have no commercialized products and correspondingly no revenue.

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

Regulatory authorities may also not approve the labeling claims that are necessary or desirable for the successful commercialization of a drug, such as imetelstat. For example, future regulatory clearances, if any, that we might obtain for imetelstat may be limited to fewer or narrower indications than we might request, or may be granted subject to the performance of post-marketing studies, which may impose further requirements or restrictions on the distribution or use of imetelstat, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for imetelstat and affect reimbursement by third-party payors. Future regulatory clearances, if any, may be limited to a smaller patient population, or may require a different drug formulation or a different manufacturing process, than we might in the future decide to seek.

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

Any delay in obtaining or failure to obtain required approvals of imetelstat, or limitations on any regulatory approval that we might receive in the future, if any, could reduce the potential commercial use of imetelstat, and potential market demand for imetelstat and therefore result in decreased revenue for us from any commercialization of imetelstat, any of which would severely and adversely affect our financial results and ability to raise additional capital, the price of our common stock, our business and business prospects, including the potential commercialization of imetelstat, and the future of imetelstat, and might cause us to cease operations.

If imetelstat is approved for commercialization and we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to commercialize imetelstat, we will be unable to successfully commercialize imetelstat if and when it is approved.

We will need to complete substantial preparations to be ready for any potential future commercialization of imetelstat, and currently we have no sales, marketing or distribution capabilities and no experience in marketing products. To advance imetelstat to potential marketing approval, we will be required to complete our commercialization preparatory activities, and continue to incur related expenses, before we obtain any marketing approval. These activities will include, among other things, the development of an in-house marketing and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare for the potential future commercialization of imetelstat, we may not be able to generate product revenue if marketing authorization is obtained.

There are risks involved with both establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of imetelstat for which we recruit a sales and marketing force and establish distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, which would be costly. Even if imetelstat is approved in lower risk MDS and we are able to establish our own sales and marketing capabilities, imetelstat will be a newly-marketed drug. As a result, we will be required to expend significant time and resources to train sales personnel in commercializing imetelstat. If we are unable to effectively train sales personnel and equip them with compliant and effective materials, our efforts to successfully commercialize imetelstat could be adversely affected, which would negatively impact our business, business prospects and the future value of imetelstat.

Factors that may inhibit our efforts to commercialize imetelstat on our own include:

•
our inability to recruit, train and retain adequate numbers of effective sales, marketing, distribution, coverage or reimbursement, customer service, medical affairs and other support personnel;
•
our inability to equip sales personnel with compliant and effective materials, including medical and sales literature to help them educate physicians regarding the indications we are targeting and imetelstat, if approved;
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
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization;
•
our inability to maintain existing supply arrangements, or to establish new supply arrangements with third-party suppliers and contract manufacturers to ensure sufficient commercial supplies;
•
our inability to obtain and maintain patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and in other countries;
•
lack of an acceptable safety profile following any regulatory approval; and
•
our inability to compete effectively with other therapies.

If we enter into arrangements with third parties to perform commercialization services like sales, marketing and distribution, we will be reliant on the efforts of such third parties, and our sales revenue from sales of imetelstat or the profitability from such sales to us are likely to be lower than if we were to market and sell imetelstat ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize imetelstat or may be unable to do so on terms that are favorable to us. In entering into third-party commercialization arrangements, any revenue we receive will depend upon the efforts of the third parties, and we cannot assure you that such third parties will establish adequate commercialization capabilities or devote the necessary resources and attention to commercialize imetelstat effectively. We also face competition in our search for third parties to assist us with the commercialization efforts of imetelstat.

Our inability to successfully establish commercialization capabilities for imetelstat, if we receive regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, including the potential commercialization of imetelstat, and the future of imetelstat.

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

We cannot be sure that coverage and reimbursement will be available for imetelstat, if approved for commercial sale, and, if reimbursement is available, what the level of reimbursement will be. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of imetelstat, if marketing approval is obtained. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize imetelstat, even if marketing approval is obtained, which would negatively impact our business and business prospects.

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

In October 2017, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with transfusion-dependent low red blood cell counts, or anemia, due to non-del(5q) lower risk MDS and who are refractory or resistant to treatment with an ESA. In September 2019, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with relapsed/refractory MF.

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

In addition, if imetelstat causes serious or unexpected side effects or is associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including, but not limited to:

•
regulatory authorities may withdraw their approval of imetelstat;
•
we may be required to recall imetelstat, seek to change the way it is administered, conduct additional clinical trials or change the labeling of the product;
•
regulatory authorities may require revisions to the labeling of imetelstat, including limitations on approved uses or the addition of further warnings, contraindications or other safety information, or may impose restrictions on distribution in the form of REMS in connection with approval, if any;
•
we may experience manufacturing delays and supply disruptions if regulatory inspectors identify regulatory noncompliance by third party manufacturers requiring remediation;
•
imetelstat may be rendered less competitive and sales may decrease;
•
our reputation may suffer generally both among clinicians and patients;
•
we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;
•
the FDA or similar international regulatory authorities may refuse to approve pending applications or supplements to approved applications filed by us, or may suspend or revoke license approvals; or
•
we may be required to change or stop ongoing clinical trials of imetelstat, which would negatively impact the development of imetelstat for other potential indications.

Any of these events could prevent us from achieving or maintaining market acceptance for imetelstat or could substantially increase the costs and expenses of commercializing imetelstat, which in turn could delay or prevent us from generating any revenues from the sale of the imetelstat.

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce regulations prohibiting the promotion of any drug product for off-label uses. If we were found to have improperly promoted off-label use of imetelstat, we would be subject to significant civil, criminal and administrative penalties, which would inhibit our ability to commercialize imetelstat and generate revenue, require us to expend significant time and resources in response, and generate negative publicity. Enforcement actions include, among others:

•
adverse regulatory inspection findings;
•
fines, warning letters, or untitled letters;
•
voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•
restrictions on, or prohibitions against, marketing imetelstat;
•
restrictions on, or prohibitions against, importation or exportation of imetelstat;
•
suspension of review or refusal to approve pending applications or supplements to approved applications;
•
exclusion from participation in government-funded healthcare programs;
•
exclusion from eligibility for the award of government contracts for imetelstat;
•
suspension or withdrawal of product approvals;
•
product seizures;
•
injunctions; and
•
civil and criminal penalties and fines.

The imposition of any of these penalties or other commercial limitations would severely and adversely affect our financial results, business and business prospects, including the potential commercialization of imetelstat, and the future of imetelstat, and might cause us to cease operations.

If, in the future, we seek regulatory approval to market imetelstat internationally, we may experience a variety of risks that would materially adversely affect our business.

If, in the future, we seek regulatory approval of imetelstat outside of the U.S., and if the necessary approvals are obtained, we will be subject to additional risks related to operating in countries outside of the U.S., including:

•
foreign regulatory approvals, if any, may take longer and be more costly to obtain than approvals in the U.S., due to differing regulatory requirements in foreign countries, such as the lack of pathways for accelerated drug approval;
•
regulatory authorities outside of the U.S. may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
•
approval policies or regulations of regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for potential approval;
•
the COVID-19 pandemic may negatively impact our ability to produce imetelstat and conduct clinical trials in countries outside of the U.S.;
•
we may experience unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
general economic weakness, including inflation, rising interest rates, the prospect of a recession or civil or political instability in particular economies and markets outside of the U.S., including as a result of the conflict between Russia and Ukraine;
•
risks of potential noncompliance with legal requirements applicable to privacy, data protection, information security and other matters;
•
risks of potential noncompliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
increased taxes outside of the U.S., including withholding of payroll taxes;
•
significant foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties staffing and managing operations outside of the U.S.;

•
complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the Foreign Corrupt Practices Act of 1977 or comparable regulations outside of the U.S.;
•
challenges enforcing our contractual and intellectual property rights, especially in those countries outside of the U.S. that do not respect and protect intellectual property rights to the same extent as the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism including the conflict between Russia and Ukraine.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

We are also subject to numerous regulatory requirements outside of the U.S. governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in jurisdictions outside of the U.S. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. and vice versa.

In Europe, the Clinical Trials Regulation, which came into effect in January 2022, introduced substantial changes in how clinical trials are authorized in the European Economic Area, or EEA, enabling sponsors to submit a single application to run a clinical trial in several European countries. The objectives of the new regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. Commencing in January 2023, clinical trial sponsors will need to use the Clinical Trials Information System, or CTIS, to apply to start a new clinical trial in the EEA; and from January 2025, clinical trials in the EEA will need to comply with the Clinical Trials Regulation.

In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly.

Brexit is also expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. The rules around GMP and pharmacovigilance in the U.K. currently remain similar to the EU requirements. However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the U.K. will implement a procedure to minimize the risk of falsified medicines.

Uncertainty in the regulatory framework and future legislation could lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

We may be subject to requests for access to imetelstat. Demand for compassionate use of imetelstat could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.

We are developing imetelstat to treat life-threatening hematologic malignancies for which there are currently limited therapeutic options. Other companies in our field have been the target of campaigns requesting access to unapproved drugs. If we experience similar request for access campaigns, we may experience significant disruption to our business which could result in losses. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, reduce the availability of potentially eligible clinical trial participants, and otherwise divert our resources from our primary goals.

In addition, legislation referred to as “Right to Try” laws have been introduced at the local and national levels, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. Either activism or legislation related to requests for access may require us to initiate an unanticipated expanded access program or to make imetelstat more widely available sooner than anticipated.

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to imetelstat, in this patient population is high and could have a negative impact on the safety profile of imetelstat, which could cause significant delays or an inability to successfully commercialize imetelstat and could materially harm our business. In addition, if, in order to perform the controlled clinical trials required for potential regulatory approval and successful commercialization of imetelstat, we do not provide compassionate use access or expanded access programs in response to requests for access from patients in the U.S. or elsewhere in the world, we may receive adverse publicity or experience other disruptions. Should we agree to provide compassionate use access or decide to initiate an expanded access program, we could experience adverse publicity or other disruptions related to potential participants in such programs. Similarly, we could experience adverse publicity or other disruptions if we were to restructure or pause any compassionate use and/or expanded access program after initiating such a program or after the provision of our product through compassionate access to an individual patient or patients.

If we fail to comply with federal, state and international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Risks Related to Manufacturing Imetelstat

Failure by us to establish and/or maintain a manufacturing supply chain to appropriately and adequately supply imetelstat for future clinical and commercial uses would result in a further delay in or cessation of clinical trials and a delay in our ability to obtain regulatory approvals of imetelstat, and affect our ability to commercialize imetelstat, and our business and business prospects could be severely harmed, and we could cease operations.

The manufacture of imetelstat must comply with applicable regulatory standards for current and potential future clinical trials and potential commercial uses. The process of manufacturing imetelstat is complex and remains subject to several risks, including:

•
the ability to scale-up and attain sufficient production yields with appropriate quality control and quality assurance to meet the needs of our clinical trials and potential future market demand, and to establish commercial supply agreements;
•
reliance on third-party manufacturers and suppliers, whose efforts we do not control;
•
supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic conditions such as the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia;
•
shortage of qualified personnel; and
•
regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing infrastructure and supply chain capable of providing imetelstat for IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and potential future commercial uses, which would delay or result in a cessation of such current or potential future clinical trials of imetelstat. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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
•
potential shortages of available manufacturing capacity or consumable manufacturing supplies at third-party manufacturers, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19; and we anticipate that other delays, or potential shortages of consumable manufacturing supplies, may continue throughout 2023;
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
•
the possible mislabeling by third-party manufacturers of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or comparator not being properly identified;
•
decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute imetelstat to meet commercial needs;
•
compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations corresponding to similar international regulatory authorities, including any deficiencies identified during regulatory inspections, such as those identified in a recent FDA inspection of one of our third-party manufacturers;
•
breach or termination of manufacturing or supply contracts;
•
inadequate storage or maintenance at contracted facilities resulting in theft or spoilage; and
•
natural disasters that affect contracted facilities.

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials, such as IMerge Phase 3, IMpactMF, IMproveMF and IMpress, or commencement of potential future clinical trials of imetelstat, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

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

Oligonucleotides are relatively large molecules produced using complex chemistry, and the cost of manufacturing an oligonucleotide like imetelstat is greater than the cost of making typical small molecule drugs. Therefore, imetelstat for clinical use is more expensive to manufacture than most other treatments currently available today or that may be available in the future. Similarly, the cost of manufacturing imetelstat for commercial use will need to be significantly lower than current costs in order for imetelstat to become a commercially successful product. We may not be able to enter into suitable commercial supply agreements, or to achieve sufficient scale increases or cost reductions necessary for successful commercial production of imetelstat. Failure to achieve necessary cost reductions could result in decreased sales or reduced gross margins, if any, for us, which would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat.

RISKS RELATED TO COVID-19

The effects of the ongoing COVID-19 global pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of current and planned clinical sites involved with IMpactMF, IMproveMF and IMpress.

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

Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our clinical trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as opening, initiating and monitoring clinical trial sites. Although vaccine distribution, including booster shots, is being conducted in many countries, the emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in parts of the world, causes further uncertainty and unpredictability in clinical trial activities, including clinical site initiations, patient screening and enrollment. Like many other biopharmaceutical companies, we have experienced and continue to experience delays in clinical site initiations and patient screening and enrollment in our clinical trials, IMerge Phase 3, IMpactMF and IMproveMF, due to the COVID-19 pandemic, which have impacted our trial operations. Even though we completed patient enrollment in IMerge Phase 3, the pace of enrollment was slower than planned.

For IMpactMF, in addition to the negative impact of COVID-19, site personnel resources remain constrained in the countries where we planned to conduct the trial due to the number of competing trials in MF and other oncology indications. As such, we have experienced and expect to continue to experience disruption in clinical trial activities and delays in enrollment, as well as constraints on available sites and site personnel. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS for IMpactMF may occur in 2024 and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.

The continuing effects of the COVID-19 pandemic could cause further disruptions to our clinical development timelines, including continued delays in enrollment and clinical trial site initiation in IMpactMF, IMproveMF and IMpress, and other disruptions that could severely impact our business and the imetelstat development program, including those resulting from:

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
•
increased costs for clinical trial activities due to delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, whether as a result of the effects of the COVID-19 pandemic or for any other reasons, which would require further additional capital that may not be available; and
•
limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, product development, manufacturing, potential commercialization activities and general company operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home, or mass transit disruptions.

These and other factors arising from the effects of the COVID-19 pandemic could further adversely impact our ability to enroll, conduct and complete IMpactMF, IMproveMF and IMpress and any potential future clinical trials of imetelstat, and could otherwise materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

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

While at this time we believe that we have sufficient drug supply for potential commercialization activities necessary to potentially bring imetelstat to market in lower risk MDS in the U.S., as well as for clinical use in IMerge Phase 3, IMpactMF, IMproveMF and IMpress, we could experience disruptions to our supply chain, as well as delays or limitations in our ability to obtain sufficient materials for the manufacture of imetelstat for our current and potential future clinical trials. Such disruptions could adversely affect our ability to conduct ongoing and potential future clinical trials of imetelstat. For example, some of our suppliers of certain materials used in the production of imetelstat are located in countries that were or are heavily affected by the COVID-19 pandemic. In these countries, shipping delays, closures and other restrictions resulting from the COVID-19 pandemic in the region could disrupt our supply chain or limit our ability to obtain sufficient materials for the manufacture of imetelstat. In addition, we may experience limitations in available capacity at contract manufacturers or drug suppliers, or potential shortages of consumable manufacturing supplies, due to obligations to manufacture and distribute vaccines to address the spread of COVID-19. We anticipate other delays, or potential shortages of consumable manufacturing supplies due to the COVID-19 pandemic may continue throughout 2023.

The effects of the COVID-19 pandemic, as well as broader economic conditions, including inflation, rising interest rates and the prospects for recession, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital. In the absence of future proceeds from potential cash exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing of availability of additional funds under the Loan Agreement, if at all. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our business and the value of our common stock. As a result of these factors, our ability to raise additional capital may be impaired which could negatively affect our liquidity, our business and business prospects, and the future of imetelstat.

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

Successful drug development and commercialization requires significant amounts of capital. As of December 31, 2022, we had approximately $173.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are approximately $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant. In addition, from January 1, 2023 through March 9, 2023, we have received $59.8 million in cash proceeds from the exercise of outstanding warrants.

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities, including the net cash proceeds from our recently closed underwritten public offering in January 2023 and the cash proceeds from the exercise of warrants that we received in the January and February 2023, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all, particularly given the recent closure of SVB by banking regulators.

In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities which we may be unable to do in a timely manner or at all.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, whether we will be able to commercialize imetelstat, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by macroeconomic conditions, such as if COVID-19 or pandemic conditions worsen, creating further limitations on our clinical trial or commercial preparatory activities, or if U.S. and/or international banking system fails to stabilize in light of recent and potential future bank failures, or could be disrupted by civil or political unrest or military conflicts around the world, such as the current military conflict between Ukraine and Russia. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and any potential future clinical trials of imetelstat, as well as non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, IMpress, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia;
•
the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals to continue clinical development of imetelstat in current and potential future clinical trials, as well as to commence potential commercialization of imetelstat in the U.S. and in other countries;
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
•
the costs and timing necessary to build a sales force in the U.S. and potentially other countries to market and sell imetelstat, should it receive regulatory approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;
•
the sales price for imetelstat, if any;
•
the availability of coverage and adequate third-party reimbursement for imetelstat, if any;
•
the extent to which we acquire or in-license other drugs and technologies, or to which we out-license imetelstat;
•
the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•
the extent to which we are able to enter into strategic partnerships, collaborations and alliances or licensing arrangements with third parties including for the commercialization of imetelstat in certain global regions;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the success of any collaborations that we may enter into with third parties;
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
•
broader economic conditions, including inflation, rising interest rates, the prospects for recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as factors such as the global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (or its successor, if any) for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession, or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recessions or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, including net cash proceeds from our recent underwritten public offering in January 2023, future interest income, future proceeds from potential cash exercises of currently outstanding warrants and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley or potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (or its successor, if any) for the final $25.0 million tranche), will be sufficient to fund our operating plans. In this regard, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether Hercules and SVB’s successor, if any, will fund their respective portions of the remaining term commitments or whether and to what extent we will otherwise be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement, which would require us to obtain additional or alternative financing to advance our development of imetelstat. Moreover, while we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of December 31, 2022, our accumulated deficit was approximately $1.4 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

Our net operating loss carryforwards attributable to tax years beginning before January 1, 2018 could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50‑percentage‑point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which are outside of our control, may have resulted in, or other future changes could result in, an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods. In addition, a portion of the carryforwards may expire before being available to reduce future income tax liabilities which could adversely impact our financial position. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

As of December 31, 2022, the total outstanding principal amount under the Loan Agreement was $50.0 million. The tranches for the remaining $55.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) the second remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB (or its successor, if any). Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first three remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. In addition, on March 10, 2023, the FDIC issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether Hercules and SVB’s successor, if any, will fund their respective portions of the remaining term commitments or whether and to what extent we will otherwise be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement, which would require us obtain additional or alternative financing to advance our development of imetelstat. Such additional or alternative financing may not be available on attractive terms, if at all, and could be more costly for us to obtain. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development and potential commercialization of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down any of the remaining tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

•
we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities; and
•
our failure to comply with the obligations of our affirmative and restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules and SVB (or its successor, if any) could seek to enforce its security interest in the assets securing such indebtedness.

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

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default. In addition, the Loan Agreement includes customary affirmative and negative covenants and other events of default, the occurrence and continuance of which provide Hercules and SVB (or its successor, if any) with the right to demand immediate repayment of all principal and unpaid interest under the Loan Agreement, and to exercise remedies against us and the collateral securing the Loan Agreement. These events of default include, among other things:

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

In the event of default, Hercules and SVB (or its successor, if any) could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate imetelstat development or potential commercialization efforts or grant to others rights to develop and market imetelstat. Hercules and SVB (or its successor, if any) could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Loss or impairment of our intellectual property rights related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and therefore might further delay or preclude any future development or commercialization of imetelstat by us. Furthermore, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various governmental patent agencies in other countries over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by the COVID-19 pandemic and the military conflict between Ukraine and Russia. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, we have issued patents and pending patent applications in Ukraine and Russia, and if we are unable to submit responses to governmental patent agencies or make payments related to such patents and patent applications in a timely manner due to the military conflict in the region, these patents or patent applications may be irrevocably lost. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our financial condition, business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our U.K. patents and our ability to establish and maintain European trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. The EU Patent Package was ratified in February 2023 and currently covers 17 EU states. On June 1, 2023, all European patents, including those issued prior to ratification, will by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions and also be at risk of central revocation at the UPC in participating UPC states. Under the EU Patent Package, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of European patent applications who receive notice of grant after the EU Patent Package is ratified could, for the UPC contracting states, either obtain a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by the effects of the COVID-19 pandemic on our clinical trial activities and the resulting delays in reporting any results from IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

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
•
reduce the scope of potential future sales or marketing activities; or
•
increase our expenditures and undertake development or commercialization activities at our own expense, which will require additional capital than our current resources.

In the absence of future proceeds from potential cash exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. However, we cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital if and when needed, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

We have business operations in the United Kingdom which exposes us to additional costs and risks.

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
•
natural disasters, political and economic instability, including terrorism and civil and political unrest, outbreak of health epidemics, including the evolving COVID-19 pandemic, and the resulting global economic and social impacts;
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

We and certain of our officers have been named as defendants in pending securities class action lawsuits and shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

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

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the Chancery Court Derivative Lawsuits. A final approval hearing regarding the Derivative Stipulation has been scheduled for May 17, 2023. Final approval of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or more of the parties to the settlement may exercise their right to terminate the settlement agreement;
•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative

Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the consolidated District of Delaware derivative actions;
•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the consolidated class action lawsuit. Subsequent to the grant of class certification in the consolidated class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated class action lawsuit or a final, non-appealable judgment in the consolidated class action lawsuit. The stay has subsequently been extended on a number of occasions and the case is currently stayed through March 31, 2023. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the consolidated derivative actions in the Northern District; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed in Note 6 on Commitments and Contingencies in Notes to Consolidated Financial Statements of this annual report on Form 10-K for the year ended December 31, 2022, we recorded our portion of the settlement amounts for the Stipulation and the Derivative Stipulation on our consolidated statements of operations for the year ended December 31, 2022, as well as corresponding liabilities on our consolidated balance sheet as of December 31, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuits and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

We have not established any reserve for any potential liability relating to the pending lawsuits or any potential future lawsuits, other than for the total settlement amount under the Stipulation. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in the pending lawsuits, or in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene. In November 2022, Bristol-Myers Squibb Company, or BMS, announced that the Phase 3 front-line COMMANDS trial that compared Reblozyl (luspatercept) to ESAs was positive and that data would be presented in 2023 at a major medical meeting.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by

FibroGen, Inc; Onureg (oral azacytidine) by BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceuticals Co., Ltd.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS and etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc.

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

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor by GlaxoSmithKline plc; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; and parsaclisib, a PI3K delta inhibitor, by Incyte. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

Even if approved for marketing, imetelstat may not achieve market acceptance, or the potential worldwide or U.S. revenue we believe may be possible, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize imetelstat. If approved for commercial sale, imetelstat will compete with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of imetelstat will depend on a number of factors, including:

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
•
the willingness of medical professionals to prescribe, and patients to use, imetelstat, or to continue to use imetelstat;
•
the publication of unfavorable safety or efficacy data concerning imetelstat by third parties or us;
•
restrictions on use of imetelstat in combination with other products;
•
the label and promotional claims allowed by the FDA or similar international regulatory authorities for imetelstat, if any, including usage for only certain indications and any limitations or warnings about the prevalence or severity of any side effects;
•
the timing of market introduction of imetelstat as well as competitive products, including sequencing of available products;
•
the effectiveness of sales, marketing and distribution support for imetelstat, particularly during the remote COVID-19 environment;
•
the extent to which imetelstat is approved for inclusion on formularies in hospitals and managed care organizations;
•
the pricing of imetelstat, both in absolute terms and relative to alternative treatments;
•
the availability of coverage and adequate reimbursement by government and third-party payors; and

•
the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including governmental authorities.

The established use of conventional products competitive with imetelstat may limit or preclude the potential for imetelstat to receive market acceptance upon any commercialization. We may be unable to demonstrate any therapeutic or economic advantage for imetelstat compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. Third-party payors may decide that any potential benefit that imetelstat may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the costs of treatment with imetelstat. If the healthcare community does not accept imetelstat for any of the foregoing reasons, or for any other reasons, our ability to further develop or potentially commercialize imetelstat may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects.

If the market opportunities for imetelstat are smaller than we believe, our potential revenue may be adversely affected, and our business may suffer.

Our initial focus for imetelstat development has been on the lead indications, lower risk MDS and relapsed/refractory MF. The addressable patient populations, if imetelstat is approved in those indications, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of those indications.

Any regulatory approval of imetelstat would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA and similar international regulatory authorities, which would not permit us to market imetelstat for any other indications not expressly approved by those regulatory authorities. Additionally, the potentially addressable patient population for imetelstat may not ultimately be amenable to treatment with imetelstat. Even if we receive regulatory approval for imetelstat, such approval could be conditioned upon label restrictions that materially limit the addressable patient population.

Our market opportunity may also be limited by the pricing we are able to achieve for imetelstat, if approved, the quality and expiration of our intellectual property rights and licenses, and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for imetelstat that we or any potential future collaborative partners develop could be significantly diminished which would have a material adverse impact on our business and business prospects.

The adoption of health policy changes and healthcare reform in the U.S. may adversely affect our business and financial results.

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Furthermore, the Inflation Reduction Act of 2022, or the IRA, signed into law by President Biden on August 16, 2022, includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. Some of the specific provisions under the IRA that could impact us include:

•
Requirement that the federal government negotiate prices for certain single-source drugs covered under Medicare Part B and D with the highest total spending, beginning in 2026; and
•
Requirement that drug companies pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries, beginning in 2023.

Furthermore, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved.

Moreover, the U.S. and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat. For additional details regarding healthcare reform measures that may affect our ability to operate see Item 1 “Business—Government Regulation— Reimbursement and Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, clinical trial sites, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the FDA’s or similar international regulatory authorities’ regulations, including those laws requiring the reporting of true, complete and accurate information; manufacturing standards; healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.

Historically, our stock price has been extremely volatile. Between January 1, 2013 and December 31, 2022, our stock has traded as high as $7.79 per share and as low as $0.75 per share. Between January 1, 2022 and December 31, 2022, the price has ranged between a high of $3.06 per share and a low of $0.99 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding our ability to timely submit applications for regulatory approvals of imetelstat in lower risk MDS;
•
regulatory approval or non-approval of imetelstat, specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review process;
•
announcements regarding the research and development of imetelstat, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current clinical trials of imetelstat, including IMerge Phase 3 or IMpactMF, IMproveMF and IMpress, or for potential future clinical trials of imetelstat, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
•
obtaining additional capital on commercially reasonable terms to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, and to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and other future indications;
•
timeliness of preliminary, interim or final clinical trial data expected to be reported with respect to current or potential future clinical trials of imetelstat, and investor perceptions thereof;

•
not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the U.S. to continue clinical development of imetelstat in relapsed/refractory MF, lower risk MDS or any additional myeloid hematologic malignancies in a timely manner or at all;
•
changes in laws or regulations applicable to imetelstat, including but not limited to clinical trial requirements for approval;
•
announcements regarding the safety of imetelstat and partial or full clinical holds placed on the imetelstat INDs by the FDA or similar international regulatory authorities, or other regulatory developments related to imetelstat;
•
the successful completion of any clinical trials, regulatory approval and commercialization of imetelstat for one or more label expansion indications;
•
announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•
adverse developments concerning our manufacturers, including our inability to obtain adequate product supply for imetelstat or inability to do so at acceptable prices;
•
our failure to launch and commercialize imetelstat on the timelines anticipated, or at all;
•
the size and growth of our lead indications, lower risk MDS and relapsed/refractory MF;
•
announcements concerning imetelstat proprietary rights;
•
the terms and timing of any future collaboration agreements for the development and potential commercialization of imetelstat that we may establish;
•
announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•
our ability to acquire or in-license new product candidates to grow our pipeline;
•
the demand in the market for our common stock;
•
fluctuations in our operating results;
•
increased or continuing operating losses;
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession;
•
perceptions of the biotechnology and pharmaceutical industry by the public, legislature, regulators and the investment community;
•
comments by securities analysts or other third parties, including blogs, articles and other media;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•
publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
large stockholders increasing or exiting their position in our common stock or an increase in the short interest in our common stock;
•
changes in the market valuations of similar companies;
•
announcements of or developments concerning pending and potential future litigation;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
actions instituted by activist shareholders or others;
•
the issuance of common stock to partners, vendors or investors to raise additional capital;

•
other events or factors that are beyond our control; and
•
the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, could materially and adversely affect the market price of our common stock and the return on your investment in our securities.

In addition, as further discussed in the Risk Factor above entitled “We and certain of our officers have been named as defendants in pending securities class action lawsuits and shareholder derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and one of our officers have been named as defendants in pending securities class action lawsuits. In addition, certain of our current officers and current and former board members have been named as defendants in the pending Derivative Lawsuits filed in the Northern District, the Court of Chancery of the State of Delaware, and the District Court for the District of Delaware, respectively. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of IMpactMF, IMproveMF and IMpress, and/or could preclude or delay potential future clinical trials, or could preclude or delay commercialization efforts.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

As of March 9, 2023, 508,722,486 shares of common stock are issued and outstanding, and we had reserved 166,207,514 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2020 Sales Agreement with B. Riley or upon the potential exercise of currently outstanding warrants, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding stock options and shares of common stock reserved for issuance under our stock option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on stockholders’ investment.

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

In the ordinary course of our business, we (and third parties upon which we rely) may collect, receive, store, process, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process (commonly known as processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third-party service providers to establish and maintain appropriate information technology and data security protections over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for contractual duties and obligations, we have limited ability to control their safeguards and actions related to such matters, and these third parties may not have adequate information security measures in place. Furthermore, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We may share or receive sensitive information with or from third parties. In particular, the COVID-19 pandemic has caused us to modify our business and information technology practices, including that most of our employees continue to work remotely, which has increased risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises and networks, including working at home, while in transit and in public locations. Additionally, the prevalent use of mobile devices that access our sensitive information increases the risk of breaches.

Our information technology systems, including in our remote work environment as a result of the COVID-19 pandemic, and those of the third parties upon which we rely, are potentially vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as “hackers,” threat or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, and telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including those related to imetelstat) or the third-party information technology systems that support us and the services provided to us. Any of the aforementioned threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such breaches could be significant, including potentially requiring us to modify our business (including non-clinical and clinical trial activities), and while we have implemented security measures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be successful. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health data. Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is anticipated that the California Privacy Rights Act of 2020, or CPRA, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action, and applies to personal information of business representatives and employees. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level or otherwise, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), civil or political unrest or military conflicts around the world (such as the current military conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions. Furthermore, other events, such as the armed conflict between Russia and Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. There is a risk that one or more of our CROs, suppliers, and other contractors and consultants might not survive an economic downturn. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign sales and earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, as modified by the CARES Act, significantly revised the Code, and recently enacted federal tax legislation made additional changes. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to such legislation may adversely affect us, and certain aspects of such legislation could be repealed or modified in the future, which could have an adverse effect on us. For example, the recently enacted Inflation Reduction Act of 2022, or the Inflation Reduction Act, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of earnings from other countries, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 6 on Commitments and Contingencies in Notes to Consolidated Financial Statements of this annual report on Form 10‑K for information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol GERN. As of March 9, 2023, there were approximately 469 stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, there were no unregistered sales of equity securities by us.

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

Company Overview

Summary

We are a late-stage biopharmaceutical company pursuing therapies with the potential to extend and enrich the lives of patients living with hematologic malignancies. Our investigational first-in-class telomerase inhibitor, imetelstat, harnesses Nobel Prize winning science in a treatment that may alter the underlying course of these diseases.

Our lead indication for imetelstat is in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS. In January 2023, we reported positive top-line results from our IMerge Phase 3 clinical trial. The trial met its primary endpoint of 8-week transfusion independence rate and a key secondary endpoint of 24-week transfusion independence rate, demonstrating highly statistically significant (i.e., P<0.001 for both) and clinically meaningful benefits in imetelstat versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high and very high baseline transfusion burden; and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS.

Based on the positive top-line data from IMerge Phase 3 and the prior IMerge Phase 2, we plan to submit a New Drug Application, or NDA, to the FDA in the U.S. in mid-2023 and a marketing authorization application, or MAA, in Europe in the second half of 2023 for the use of imetelstat in adult patients with lower risk MDS. If the NDA is accepted for filing and imetelstat is approved for commercialization by the FDA within the timelines we expect, we anticipate commercial launch of imetelstat in lower risk MDS in the U.S. could occur in the first half of 2024. In Europe, we anticipate review of the planned MAA, if validated by the European Medicines Agency, or EMA, could take approximately 14 months and, if approved, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur by the end of 2024.

We believe that the positive top-line data from IMerge Phase 3 and IMerge Phase 2, as well as our prior Phase 2 clinical trial of imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which suggest potential disease-modifying activity. We believe this potential for disease modification could differentiate imetelstat from currently approved treatments in myeloid hematologic malignancies. Accordingly, in addition to lower risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies with the following ongoing clinical trials:

•
IMpactMF, a Phase 3 clinical trial in relapsed/refractory MF with overall survival, or OS, as the primary endpoint, that currently is enrolling patients. Based on our planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in 2024, and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.
•
IMproveMF, a Phase 1 combination clinical trial in first-line Intermediate-1, Intermediate-2 or High-Risk myelofibrosis, or frontline MF, that currently is enrolling patients and the first patient was dosed in April 2021; and
•
IMpress, an investigator-led Phase 2 clinical trial in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS, and acute myeloid leukemia, or AML, with the initial clinical site planned to open in 2023.

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic is having widespread, continually evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see the sub-section entitled “Risks Related to COVID-19” under “Risk Factors” in Part I, Item 1A and Note 6 on Commitments and Contingencies – Risks Related to Global Economic Conditions, COVID-19 and the Military Conflict Between Ukraine and Russia in Notes to Consolidated Financial Statements of this annual report on Form 10-K.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of December 31, 2022, we had approximately $173.1 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities, and a long-term debt principal balance of $50.0 million.

On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are approximately $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant. In addition, from January 1, 2023 through March 9, 2023, we have received $59.8 million in cash proceeds from the exercise of outstanding warrants.

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

On June 30, 2022, we entered into a second amendment to the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million with such principal being available in a series of tranches, subject to certain terms and conditions. As of March 9, 2023, remaining tranches of up to $55.0 million are available under the Loan Agreement, subject to certain conditions. However, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether Hercules and SVB’s successor, if any, will fund their respective portions of the remaining term commitments or whether and to what extent we will otherwise be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement. See Note 8 on Debt in Notes to Consolidated Financial Statements of this annual report on Form 10‑K for additional information on the Loan Agreement.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of December 31, 2022, we had an accumulated deficit of approximately $1.4 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat may require significant additional clinical testing prior to possible regulatory approval in the U.S. and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential U.S. commercialization of imetelstat lower risk MDS.

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities, including the net cash proceeds from our recently closed underwritten public offering in January 2023 and the cash proceeds from the exercise of warrants that we received in the January and February 2023, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes the potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all, particularly given the recent closure of SVB by banking regulators.

If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. Until the FDA or similar international regulatory authorities approve imetelstat for marketing in lower risk MDS, if at all, we cannot begin commercialization.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Consolidated Financial Statements of this annual report on Form 10-K describes the significant accounting policies used in the preparation of our consolidated financial statements. Certain of these significant accounting estimates are considered to be critical, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes historically have been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are stated fairly in accordance with accounting principles generally accepted in the U.S., and meaningfully present our financial condition and results of operations.

We believe the following accounting estimates reflect our critical estimates and assumptions used in the preparation of our consolidated financial statements:

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

Financial instruments classified as Level 1 include money market funds and certificates of deposit, representing approximately 26% of our total financial instruments classified as assets measured at fair value as of December 31, 2022. Financial instruments classified as Level 2 include commercial paper, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, and corporate notes, representing approximately 74% of our total financial instruments classified as assets measured at fair value as of December 31, 2022. The price for each security at the measurement date is derived from various sources. Periodically, we assess the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers from broker quotes as well as reviewing the pricing methodologies used by our portfolio managers. Historically, we have not experienced significant deviation between the sourced prices and our portfolio managers’ prices.

For a further discussion regarding fair value measurements, see Note 2 on Fair Value Measurements in Notes to Consolidated Financial Statements of this annual report on Form 10‑K.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities.

The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We evaluate the assumptions used in estimating the incremental borrowing rate by reviewing industry and regional data for operating leases and loans with similar terms. We have not made any revisions to borrowing rate estimates. If the basis for the incremental borrowing rate estimate were to change, then the present value of remaining lease payments could differ significantly which would affect the value recognized for the right-of-use assets and corresponding lease liabilities on our consolidated balance sheets. See Note 7 on Operating Leases in Notes to Consolidated Financial Statements of this annual report on Form 10-K for further discussion of our operating lease obligations.

Clinical Trial Accruals

Our current imetelstat clinical trials are being supported by CROs and other vendors. Invoicing from CROs for services rendered can be delayed several months, or longer. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, project management costs, and investigator fees. We accrue expenses for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. We maintain regular communications with our CROs to assess the reasonableness of our estimates. To date, differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known. However, if we incorrectly estimate activity levels associated with the CRO services at a given point in time, we could be required to record material adjustments in future periods.

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

Revenue based on sales of imetelstat is dependent on obtaining regulatory approval to commercialize imetelstat in the U.S. and other countries. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to the COVID-19 pandemic or geopolitical events; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance.

Revenues

We previously entered into license or collaboration agreements with companies involved with oncology, diagnostics, research tools and biologics production, whereby we granted certain rights to our non-imetelstat related technologies. As of December 31, 2020, our license agreements related to our hTERT technology have been terminated or expired due to patent expirations on such technology. The remaining active license agreement was a license related to our specialized oligonucleotide backbone chemistry, as well as patent rights covering the synthesis of monomers, the building blocks of oligonucleotides. This license was terminated effective April 2021. In connection with these agreements, we were eligible to receive license fees, option fees, milestone payments and royalties on future sales of products, or any combination thereof. Also, in connection with the divestiture of Geron’s human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc. which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing Geron’s divested intellectual property.

We did not recognize any license fee revenues during the year ended December 31, 2022 and recognized license fee revenues of $28,000 and $55,000 in for the years ended December 31, 2021 and 2020, respectively, related to our various agreements. The decrease in license fee revenues in 2022 and 2021 primarily reflects a reduction in the number of active license agreements in 2020 for research licenses related to our hTERT technology, due to the patent expirations on such technology.

We recognized royalty revenues of $596,000, $1.4 million and $198,000 during the years ended December 31, 2022, 2021 and 2020, respectively. Royalty revenues in 2022, 2021 and 2020 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets. The decrease in royalty revenues in 2022 and the increase in royalty revenues in 2021 primarily reflects retroactive royalties of approximately $911,000 on product sales of cell-based research products received in 2021.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. We expect revenues in 2023 to be lower than 2022 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the years ended December 31, 2022 and 2021, we supported the imetelstat development programs and a research discovery program related to potential next generation telomerase inhibitors. For the year ended December 31, 2020, imetelstat was the sole development program we supported. For the imetelstat program, we incur direct external, personnel related and other research and development costs. For the years ended December 31, 2022, 2021 and 2020, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Direct external research and development expenses:
Clinical program: Imetelstat	$65,699	$61,516	$33,838
Personnel related expenses	24,042	19,716	14,566
All other research and development expenses	5,777	4,495	3,084
Total	$95,518	$85,727	$51,488

The increase in research and development expenses in 2022 primarily reflects the net result of increased personnel-related expenses for additional headcount and higher consulting costs related to compilation and analysis of data for top-line results and preparations for regulatory submissions in lower risk MDS, partially offset by decreased manufacturing costs due to the timing of imetelstat manufacturing batches and reduced clinical trial expenses due to declining number of patients in IMerge Phase 3. The increase in research and development expenses in 2021 primarily reflects higher direct external costs to support the conduct of the ongoing Phase 3 clinical trials, IMerge and IMpactMF, as well as increased costs for producing validation batches at contract manufacturers to enable future production of imetelstat for clinical and potential commercial purposes. In addition, personnel-related expenses have increased in 2021 as a result of additional development and manufacturing hires.

We expect research and development expenses to remain consistent in the future as we support IMpactMF, IMproveMF and IMpress, as well as the long-term treatment and follow-up of remaining patients in IMerge Phase 3. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub-sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” under “Risk Factors” in Part I, Item 1A and elsewhere in this annual report on Form 10‑K.

General and Administrative Expenses

General and administrative expenses were $43.6 million, $29.7 million and $25.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in general and administrative expenses in 2022 primarily reflects the net result of increased costs for commercial preparatory activities of approximately $3.1 million; higher personnel-related expenses of approximately $5.4 million for additional headcount; and approximately $6.2 million related to our portion of settlement costs related to the class action and derivative lawsuits, net of lower legal fees in 2022 compared to 2021; partially offset by lower consulting expenses of $1.6 million. The increase in general and administrative expenses in 2021 primarily reflects new costs in connection with pre-commercial activities, including costs of $2.8 million for modernizing our internal infrastructure to support a potential commercial launch, and higher legal costs of $1.3 million. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential commercial launch execution activities begin.

Interest Income

Interest income was $2.5 million, $527,000 and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in interest income in 2022 compared to 2021 primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in April 2022 and higher yields due to increasing interest rates. The decrease in interest income in 2021 compared to 2020 primarily reflects lower yields on our marketable securities portfolio due to lower interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $6.9 million, $3.7 million and $760,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in interest expense primarily reflects rising interest rates and an increased principal debt balance under the Loan Agreement. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge.

Change in Fair Value of Equity Investment

We remeasured the fair value of our equity investment at each reporting date and any resulting change in fair value based on observable price changes was included on our consolidated statements of operations. In the first quarter of 2021, we sold our entire equity investment, resulting in a net realized gain which has been recognized in other income and expense (see below). For the year ended December 31, 2020, there was an increase in the fair value of our equity investment of $60,000, resulting from observable price changes in the equity investment. As a result of the sale of our equity investment in the first quarter of 2021, no comparable change in fair value was included on our consolidated statements of operations for the years ended December 31, 2022 or 2021.

Other Income, Net

Net other income was $1.0 million, $1.1 million and $168,000 for the years ended December 31, 2022, 2021 and 2020, respectively. In the second quarter of 2022, we recognized other income of approximately $1.3 million related to the reimbursement of certain legal expenses under our insurance policies. During the first quarter of 2021, we sold our entire equity investment resulting in a net realized gain of $1.2 million, including foreign currency translation adjustments. During the third quarter of 2020, we recognized other income of $182,000 for the share exchange of our equity investment upon its acquisition. Also included in other income were realized losses of $34,000 for the sales of our equity investment during the third quarter of 2020. See Note 2 on Fair Value Measurements – Equity Investment in Notes to Consolidated Financial Statements of this annual report on Form 10‑K for additional information about the sales of our equity investment. Net other income also includes bank charges related to our cash operating accounts and marketable securities portfolio.

Liquidity and Capital Resources

As of December 31, 2022, we had cash, restricted cash, cash equivalents and marketable securities of $173.1 million, compared to $212.7 million at December 31, 2021. The decrease in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities from December 31, 2021 was the net result of cash being used for operations, partially offset by the receipt of net cash proceeds of $69.9 million from our underwritten public offering completed in April 2022 and $15.2 million of cash proceeds received from the exercise of outstanding warrants in 2022.

In 2022, warrants to purchase 11,663,387 shares of our common stock were exercised for net cash proceeds of approximately $15.2 million. The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020.

As of December 31, 2022, we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with

Hercules and SVB (or its successor, if any). Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. See Note 8 on Debt in Notes to Consolidated Financial Statements of this annual report on Form 10-K for additional information on the second amendment.

As of December 31, 2022, a total of $75.0 million was available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $50.0 million was available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB. In January 2023, upon reporting of positive top-line results from IMerge Phase 3, a tranche of $20.0 million became available to be drawn for 30 days after our reporting of these clinical results. We declined to draw down this tranche due to the completion of the underwritten public offering in January 2023 noted below. As of March 9, 2023, $55.0 million remains available to be drawn under the Loan Agreement, subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements to our existing capital resources, as well as approval by an investment committee comprised of Hercules and SVB (or its successor, if any) for the final $25.0 million tranche. However, on March 10, 2023, the FDIC issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether and to what extent we would be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement.

On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are approximately $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant. In addition, from January 1, 2023 through March 9, 2023, we have received $59.8 million in cash proceeds from the exercise of outstanding warrants.

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

On September 4, 2020, we entered into the 2020 Sales Agreement pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100 million in such quantities and on such minimum price terms as we set from time to time through B. Riley as our sales agent. We pay B. Riley an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley under the 2020 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20.4 million, after deducting sales commissions and other offering expenses payable by us. No shares of common stock were sold under the 2020 Sales Agreement for the year ended December 31, 2022. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of December 31, 2022. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Future Funding Requirements

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities, including the net cash proceeds from our recently closed underwritten public offering in January 2023 and the cash proceeds from the exercise of warrants that we received in the January and February 2023, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes the potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led trial IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all, particularly given the recent closure of SVB by banking regulators.

In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities which we may be unable to do in a timely manner or at all.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed, whether we will be able to commercialize imetelstat, and we may never recoup our investment in any imetelstat development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by macroeconomic conditions, such as if COVID-19 or pandemic conditions worsen, creating further limitations on our clinical trial or commercial preparatory activities, or if U.S. and/or international banking system fails to stabilize in light of recent and potential future bank failures, or could be disrupted by civil or political unrest or military conflicts around the world, such as the current military conflict between Ukraine and Russia. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and any potential future clinical trials of imetelstat, as well as non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, IMpress, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia;
•
the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals to continue clinical development of imetelstat in current and potential future clinical trials, as well as to commence potential commercialization of imetelstat in the U.S. and in other countries;
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
•
the costs and timing necessary to build a sales force in the U.S. and potentially other countries to market and sell imetelstat, should it receive regulatory approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator;
•
the sales price for imetelstat, if any;
•
the availability of coverage and adequate third-party reimbursement for imetelstat, if any;
•
the extent to which we acquire or in-license other drugs and technologies, or to which we out-license imetelstat;
•
the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions;
•
the extent to which we are able to enter into strategic partnerships, collaborations and alliances or licensing arrangements with third parties including for the commercialization of imetelstat in certain global regions;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the success of any collaborations that we may enter into with third parties;
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
•
broader economic conditions, including inflation, rising interest rates, the prospects for recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as factors such as the global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley; the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (or its successor, if any) for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, including net cash proceeds from our recent underwritten public offering in January 2023, future interest income, future proceeds from potential cash exercises of currently outstanding warrants and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley or potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (or its successor, if any) for the final $25.0 million tranche), will be sufficient to fund our operating plans. In this regard, on March 10, 2023, the FDIC issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether Hercules and SVB’s successor, if any, will fund their respective portions of the remaining term commitments or whether and to what extent we will otherwise be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement, which would require us obtain additional or alternative financing to advance our development of imetelstat. Moreover, while we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Cash Flows from Operating Activities

Net cash used in operating activities was $127.4 million, $95.6 million and $66.7 million in 2022, 2021 and 2020, respectively. The increase in net cash used in operating activities in 2022 and 2021 primarily reflects higher payments for research and development expenses in connection with supporting the clinical trials, IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and increases in headcount.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2022 and 2021 was $62.1 million and $71.9 million, respectively. Net cash used in investing activities in 2020 was $105.3 million. Net cash provided by investing activities in 2022 and 2021 primarily reflects a higher rate of maturities than purchases of marketable securities. Net cash used in investing activities in 2020 primarily reflects a higher rate of purchases than maturities of marketable securities resulting from the investment of net cash proceeds from the underwritten public offering completed in 2020.

For the three years ended December 31, 2022, we purchased approximately $1.0 million in property and equipment, none of which was financed through equipment financing arrangements.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2022, 2021 and 2020 was $87.3 million, $48.6 million and $168.3 million, respectively. Financing activities in 2022, 2021 and 2020 primarily reflect the receipt of net cash proceeds of $69.9 million from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants completed in April 2022, cash proceeds from the exercise of warrants, receipt of net cash proceeds from the sales of our common stock under the 2020 Sales Agreement in 2021, the receipt of $140.2 million in net cash proceeds from the underwritten public offering of common stock, pre-funded warrant and stock purchase warrants in May 2020, receipt of net cash proceeds from the sales of our common stock under the 2018 Sales Agreement with B. Riley in 2020 and aggregate drawdowns of $25.0 million in each of 2021 and 2020 under the Loan Agreement with Hercules and SVB.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our obligations under non-cancellable operating leases. The aggregate amount of future operating lease payments over the term of our leases is $4.6 million as of December 31, 2022. For additional information on our leases and timing of future payments, see Note 7 on Operating Leases in Notes to Consolidated Financial Statements of this annual report on Form 10‑K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geron Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geron Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for accrued clinical trial expenses
Description of the Matter

The Company recorded research and development expenses of $95.5 million for the year ended December 31, 2022. As described in Note 1, research and development expenses are expensed as incurred. Research and development expenses include fees paid to contract research organizations (“CROs”), and other vendors, that conduct certain research and development activities on behalf of the Company. Accrued expenses for clinical trial activities performed by CROs are based upon the estimated amount of work completed on each trial. For clinical trial expenses and related expenses associated with the conduct of clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the number of active clinical sites, the activities conducted by each clinical site, and the duration and level of activities for each patient in the trial. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. The accrued expense estimates are based on the best information available.

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

San Jose, California

March 16, 2023

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,845	$34,871
Restricted cash	364	364
Marketable securities	115,901	148,851
Interest and other receivables	3,144	1,763
Prepaid and other current assets	3,992	1,357
Total current assets	180,246	187,206
Noncurrent marketable securities	—	28,651
Property and equipment, net	793	650
Operating leases, right-of-use assets	4,147	4,727
Deposits and other assets	5,389	4,800
	$190,575	$226,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,190	$6,687
Accrued compensation and benefits	11,534	8,099
Operating lease liabilities	925	901
Debt	20,945	—
Accrued liabilities	33,100	29,834
Total current liabilities	76,694	45,521
Noncurrent operating lease liabilities	3,671	4,267
Noncurrent debt	30,212	49,830
Total liabilities	110,577	99,618
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 675,000,000 shares authorized; 390,262,524 and 323,731,591 shares issued and outstanding at December 31, 2022 and 2021, respectively	390	324
Additional paid-in capital	1,493,469	1,398,006
Accumulated deficit	(1,413,642)	(1,271,741)
Accumulated other comprehensive loss	(219)	(173)
Total stockholders' equity	79,998	126,416
	$190,575	$226,034

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Revenues:
License fees and royalties	$596	$1,393	$253
Operating expenses:
Research and development	95,518	85,727	51,488
General and administrative	43,628	29,665	25,678
Total operating expenses	139,146	115,392	77,166
Loss from operations	(138,550)	(113,999)	(76,913)
Interest income	2,529	527	1,828
Interest expense	(6,882)	(3,740)	(760)
Change in fair value of equity investment	—	—	60
Other income, net	1,002	1,100	168
Net loss	$(141,901)	$(116,112)	$(75,617)

Basic and diluted net loss per share	$(0.37)	$(0.35)	$(0.28)

Shares used in computing basic and diluted net loss per share	380,784,846	327,631,814	271,460,265

See accompanying notes.

GERON CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(141,901)	$(116,112)	$(75,617)
Net unrealized loss on marketable securities	(68)	(251)	(54)
Foreign currency translation adjustments	22	—	—
Comprehensive loss	$(141,947)	$(116,363)	$(75,671)

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2019	199,814,581	$200	$1,214,835	$(1,080,012)	$132	135,155
Net loss	—	—	—	(75,617)	—	(75,617)
Other comprehensive loss	—	—	—	—	(54)	(54)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,808	107,049,375	107	140,077	—	—	140,184
Issuance of common stock in connection with at market offering, net of issuance costs of $144	3,496,616	3	4,072	—	—	4,075
Issuance of common stock in connection with exercise of warrants	12,500	—	16	—	—	16
Stock-based compensation related to issuance of common stock and options in exchange for services	17,986	—	85	—	—	85
Issuances of common stock under equity plans	175,795	—	208	—	—	208
Stock-based compensation for equity- based awards to employees and directors	—	—	6,895	—	—	6,895
Balances at December 31, 2020	310,566,853	310	1,366,188	(1,155,629)	78	210,947
Net loss	—	—	—	(116,112)	—	(116,112)
Other comprehensive loss	—	—	—	—	(251)	(251)
Issuance of common stock in connection with at market offering, net of issuance costs of $470	10,571,556	11	20,374	—	—	20,385
Issuance of common stock in connection with exercise of warrants	1,906,341	2	2,477	—	—	2,479
Stock-based compensation related to issuance of common stock and options in exchange for services	20,783	—	91	—	—	91
Issuances of common stock under equity plans	666,058	1	796	—	—	797
Stock-based compensation for equity- based awards to employees and directors	—	—	8,080	—	—	8,080
Balances at December 31, 2021	323,731,591	324	1,398,006	(1,271,741)	(173)	126,416
Net loss	—	—	—	(141,901)	—	(141,901)
Other comprehensive loss	—	—	—	—	(68)	(68)
Foreign currency translation adjustment	—	—	—	—	22	22
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Issuance of common stock in connection with exercise of warrants	11,663,387	12	15,151	—	—	15,163
Stock-based compensation related to issuance of common stock and options in exchange for services	15,962	—	264	—	—	264
Issuances of common stock under equity plans	1,518,250	1	2,184	—	—	2,185
Stock-based compensation for equity- based awards to employees and directors	—	—	8,001	—	—	8,001
Balances at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(141,901)	$(116,112)	$(75,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	215	158
Accretion and amortization on investments, net	(965)	1,424	818
Amortization of debt issuance costs/debt discount	1,327	893	179
Gain on sales of available for sale securities	—	—	(19)
Net gain on exchange and sales of equity investment	—	(1,233)	(148)
Change in fair value of equity investment, including foreign currency translation	—	—	(163)
Stock-based compensation for services by non-employees	264	91	85
Stock-based compensation for employees and directors	8,001	8,080	6,895
Amortization of right-of-use assets	580	568	777
Changes in assets and liabilities:
Interest and other receivables	(1,381)	(1,041)	80
Prepaid and other current assets	(2,630)	1,317	(1,286)
Deposit and other assets	(594)	(3,807)	(206)
Accounts payable	3,503	(232)	5,731
Accrued compensation and benefits	3,435	(119)	3,388
Amount due to Janssen Biotech, Inc.	—	—	(14,269)
Accrued liabilities	3,266	14,909	7,397
Operating lease liabilities	(572)	(509)	(452)
Net cash used in operating activities	(127,379)	(95,556)	(66,652)
Cash flows from investing activities:
Purchases of property and equipment	(431)	(207)	(401)
Purchases of marketable securities	(258,007)	(177,434)	(313,201)
Proceeds from sales of securities available for sale	—	—	7,681
Proceeds from maturities of marketable securities	320,505	247,994	200,262
Proceeds from sales of equity investment	—	1,594	339
Net cash provided by (used in) investing activities	62,067	71,947	(105,320)
Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	2,185	797	208
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	69,916	—	140,184
Proceeds from issuances of common stock from at market offerings, net of paid issuance costs	—	20,385	4,075
Proceeds from exercise of warrants	15,163	2,479	16
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	—	24,895	23,863
Net cash provided by financing activities	87,264	48,556	168,346
Net effect of exchange rates on cash, cash equivalents and restricted cash	22	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	21,974	24,947	(3,626)
Cash, cash equivalents and restricted cash at the beginning of the period	35,235	10,288	13,914
Cash, cash equivalents and restricted cash at the end of the period	$57,209	$35,235	$10,288

See accompanying notes.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. Geron was incorporated in the State of Delaware on November 28, 1990. We are a late-stage clinical biopharmaceutical company that is focused on the development and potential commercialization of imetelstat, an innovative therapeutic for hematologic malignancies. We have global rights to imetelstat, a first in class telomerase inhibitor, which was discovered and developed at Geron. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development.

Principles of Consolidation

The consolidated financial statements include the accounts of Geron and our wholly-owned subsidiary, Geron UK Limited, or Geron UK, a United Kingdom company. Geron UK was incorporated in September 2021, and its operations commenced in January 2022. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK using the local currency as the functional currency. We translate the assets and liabilities of Geron UK at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our consolidated balance sheets.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In April 2022, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the 2020 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The 2022 pre-funded warrant and 2020 pre-funded warrant each are exercisable immediately at an exercise price of $0.001 per share. We included the 2022 pre-funded warrant and 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since their exercise price is negligible, and they may be exercised at any time. See Note 9 on Stockholders' Equity for further discussion of the April 2022 public offering.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying consolidated statements of operations. Since we incurred a net loss for 2022, 2021, and 2020, the diluted net loss per share calculation excludes potential dilutive securities of 145,726,765, 105,725,875 and 101,881,391 shares, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, operating leases, right-of-use assets, lease liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our consolidated statements of operations. We recognize a charge when the declines in the fair values below the amortized cost bases of our available for sale securities are judged to be other than temporary. We consider various factors in determining whether to recognize an other than temporary charge, including whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. Declines in market value judged as other than temporary result in a charge to interest income. We have not recorded any other‑than‑temporary impairment charges on our available‑for‑sale securities for the years ended December 31, 2022, 2021 and 2020. See Note 2 on Fair Value Measurements.

Equity Investments

We measure our investment in equity securities at fair value at each reporting date. Changes in fair value resulting from observable price changes are included in change in fair value of equity investment and changes in fair value resulting from foreign currency translation are included in other expense on our consolidated statements of operations.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in operating leases, right-of-use assets and lease liabilities on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of remaining lease payments over the expected lease term. The present value of remaining lease payments within the 12 months following the balance sheet date are classified as current lease liabilities. The present value of lease payments not within the 12 months following the balance sheet date are classified as noncurrent lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable. As such, to calculate the net present value of lease payments, we apply our incremental borrowing rate, which is the estimated rate to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as of the lease commencement date. We may adjust the right-of-use assets for certain adjustments, such as initial direct costs paid or incentives received. In addition, we include any options to extend or terminate the lease in the expected lease term when it is reasonably certain that we will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term.

For lease agreements entered into after January 1, 2019 that include lease and non-lease components, such components are generally accounted for separately. We have also elected not to recognize on our consolidated balance sheets leases with terms of one year or less.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock‑Based Compensation

We maintain various stock incentive plans under which stock options and restricted stock awards can be granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service-based and performance-based stock options and employee stock purchases using the Black Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

We measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our consolidated statements of operations. For additional information, see Note 9 on Stockholders’ Equity.

Accumulated Other Comprehensive Gain (Loss)

Accumulated other comprehensive gain (loss) includes certain changes in stockholders’ equity which are excluded from net income (loss). Accumulated other comprehensive loss on our consolidated balance sheets as of December 31, 2022 and 2021, respectively, is comprised of net unrealized losses on marketable securities and cumulative translation adjustments.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$39,771	$—	$—	$39,771
	$39,771	$—	$—	$39,771

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364
Marketable securities:
U.S. Treasury securities (due in less than one year)	$12,983	$—	$(62)	$12,921
Municipal securities (due in less than one year)	3,000	—	(24)	2,976
Government-sponsored enterprise securities (due in less than one year)	9,860	—	(14)	9,846
Commercial paper (due in less than one year)	64,285	6	(92)	64,199
Corporate notes (due in less than one year)	26,014	—	(55)	25,959
	$116,142	$6	$(247)	$115,901

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$24,207	$—	$—	$24,207
Commercial paper	7,499	—	—	7,499
	$31,706	$—	$—	$31,706

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364
Marketable securities:
U.S. Treasury securities (due in less than one year)	$15,585	$—	$(18)	$15,567
U.S. Treasury securities (due in one to two years)	1,524	—	(3)	1,521
Municipal securities (due in one to two years)	3,000	—	(15)	2,985
Government-sponsored enterprise securities (due in less than one year)	12,500	—	(7)	12,493
Commercial paper (due in less than one year)	84,398	2	(38)	84,362
Corporate notes (due in less than one year)	36,444	2	(17)	36,429
Corporate notes (due in one to two years)	24,224	—	(79)	24,145
	$177,675	$4	$(177)	$177,502

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at December 31, 2022 and 2021 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2022:
U.S. Treasury securities (due in less than one year)	$11,424	$(57)	$1,497	$(5)	$12,921	$(62)
Municipal securities (due in less than a year)	—	—	2,976	(24)	2,976	(24)
Government-sponsored enterprise securities (due in less than one year)	9,845	(14)	—	—	9,845	(14)
Commercial paper (due in less than one year)	52,454	(92)	—	—	52,454	(92)
Corporate notes (due in less than one year)	1,998	(2)	23,962	(53)	25,960	(55)
	$75,721	$(165)	$28,435	$(82)	$104,156	$(247)
As of December 31, 2021:
U.S. Treasury securities (due in less than one year)	$15,567	$(18)	$—	$—	$15,567	$(18)
U.S. Treasury securities (due in one to two years)	1,521	(3)	—	—	1,521	(3)
Municipal securities (due in one to two years)	2,985	(15)	—	—	2,985	(15)
Government-sponsored enterprise securities (due in less than one year)	1,500	—	4,993	(7)	6,493	(7)
Commercial paper (due in less than one year)	66,872	(38)	—	—	66,872	(38)
Corporate notes (due in less than one year)	16,001	(17)	—	—	16,001	(17)
Corporate notes (due in one to two years)	24,145	(79)	—	—	24,145	(79)
	$128,591	$(170)	$4,993	$(7)	$133,584	$(177)

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of December 31, 2022 and 2021 were due to changes in interest rates and not credit risk. We determined that the gross unrealized losses on our cash equivalents and marketable securities as of December 31, 2022 and 2021 were temporary in nature. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the ongoing COVID-19 pandemic and ongoing geopolitical events, such as the current military conflict between Ukraine and Russia, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure. We review our investments quarterly to identify and evaluate whether any investments have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the amortized cost basis and whether we intend to sell the security or whether it is more likely than not that we would be required to sell the security before recovery of the amortized cost basis. We currently do not intend to sell these securities before recovery of their amortized cost bases.

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

Money market funds and certificates of deposit are categorized as Level 1 within the fair value hierarchy as their fair values are based on quoted prices available in active markets. Commercial paper, U.S. Treasury securities, municipal securities, government-sponsored enterprise securities and corporate notes are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Money market funds(1)(2)	$39,864	$—	$—	$39,864
Certificate of deposit(2)	271	—	—	271
U.S. Treasury securities(3)	—	12,921	—	12,921
Municipal securities(3)	—	2,976	—	2,976
Government-sponsored enterprise securities(3)	—	9,846	—	9,846
Commercial paper(3)	—	64,199	—	64,199
Corporate notes(3)	—	25,959	—	25,959
Total	$40,135	$115,901	$—	$156,036
As of December 31, 2021:
Money market funds(1)	$24,207	$—	$—	$24,207
U.S. Treasury securities(3)(4)	—	17,088	—	17,088
Municipal securities(4)	—	2,985	—	2,985
Government-sponsored enterprise securities(3)	—	12,493	—	12,493
Commercial paper(1)(3)	—	91,861	—	91,861
Corporate notes(3)(4)	—	60,574	—	60,574
Total	$24,207	$185,001	$—	$209,208

(1)
Included in cash and cash equivalents on our consolidated balance sheets.
(2)
Included in restricted cash on our consolidated balance sheets.
(3)
Included in current portion of marketable securities on our consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our consolidated balance sheets.

Equity Investment

In December 2007, we received 13,842,625 ordinary shares in Sienna Cancer Diagnostics Limited, or Sienna, in connection with a license we granted to them for our hTERT technology for use in human diagnostics. The shares, which represented less than 20% ownership, were recorded at a zero cost basis under the cost method of accounting, upon receipt. Since the adoption of ASU 2016-01 on January 1, 2018, we reassessed the fair value of our equity investment in Sienna at each reporting date and any resulting change in fair value was recognized on our consolidated statements of operations. In April 2020, Sienna announced its merger with BARD1 Life Sciences Limited, or BARD1, subject to approval by Sienna’s shareholders. Effective August 3, 2020, the merger was complete, and we received 13 BARD1 shares for every five shares of Sienna ordinary shares, resulting in our ownership of 35,990,825 shares of BARD1.

During the first quarter of 2021, we sold all of our holdings in BARD1 and recognized a net gain of approximately $1,233,000 from the sales, including gains from foreign currency translation adjustments, which has been included in other income and expense on our consolidated statements of operations. As of March 31, 2021, no value remained for our equity investment in BARD1.

Credit Risk

We currently place our cash, restricted cash, cash equivalents and marketable securities with five financial institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds,

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. However, we are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents to the extent recorded in our consolidated balance sheets. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions in which those deposits are held.

3. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

	December 31,
(In thousands)	2022	2021
Furniture and computer equipment	$1,554	$1,171
Leasehold improvements	135	129
	1,689	1,300
Less accumulated depreciation and amortization	(896)	(650)
	$793	$650

4. LICENSE AGREEMENT

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

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2022	2021
CRO and clinical trial costs	$17,040	$22,804
Manufacturing activities	5,321	4,123
Professional legal and accounting fees	9,668	2,030
Interest payable	561	336
Other	510	541
	$33,100	$29,834

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which was paid into an escrow account under our available D&O insurance coverage and, at our election, $7,000,000 in either shares of our common stock and/or cash which is payable after final approval of the settlement by the Court. The proposed settlement does not constitute an admission of fault or wrongdoing by Geron or our Chief Executive Officer. The proposed settlement remains subject to final approval by the Court and certain other conditions. As of December 31, 2022, our portion of the settlement amount of $7,000,000 has been included in accrued liabilities on our consolidated balance sheets and recognized as general and administrative expense on our consolidated statements of operations for the year ended December 31, 2022.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, two were filed in the U.S. District Court for the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Court of Chancery of the State of Delaware, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the Chancery Court Derivative Lawsuits. A final approval hearing regarding the Derivative Stipulation has been scheduled for May 17, 2023. Final approval of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or more of the parties to the settlement may exercise their right to terminate the settlement agreement;
•
The consolidated shareholder derivative actions filed in the U.S. District Court for the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the consolidated District of Delaware derivative actions;
•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the consolidated class action lawsuit. Subsequent to the grant of class certification in the consolidated class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

announcement of a settlement in the consolidated class action lawsuit or a final, non-appealable judgment in the consolidated class action lawsuit. The stay has subsequently been extended on a number of occasions and the case is currently stayed through March 31, 2023. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Court of Chancery of the State of Delaware, will resolve the consolidated derivative actions in the Northern District; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the Superior Court of California for the County of San Mateo on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

Under the terms of the Derivative Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated shareholder derivative actions filed in the Northern District, we agreed to pay and/or to cause our insurance carriers to pay a total of $1,350,000, comprised of $525,000 in cash, which is payable under our available D&O insurance coverage and $825,000 in cash payable by us. The proposed settlement remains subject to final approval by the Court and certain other conditions, upon which the settlement amounts are payable. The proposed settlement does not constitute an admission of fault or wrongdoing by our current officers or current and former members of our board. As of December 31, 2022, we have recorded the total settlement amount of $1,350,000 as accrued liabilities and $525,000 as interest and other receivables on our consolidated balance sheets. For the year ended December 31, 2022, we have recognized our portion of the settlement of $825,000 as general and administrative expense on our consolidated statements of operations.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against the pending lawsuits and any other related lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed above, we have recorded the total settlement amount for the Derivative Stipulation on our consolidated balance sheets as of December 31, 2022 and our portion of the settlement amount under the Stipulation remains accrued on our consolidated balance sheets as of December 31, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Such amounts could be material to our consolidated financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits, other than settlement amounts under the Stipulation and the Derivative Stipulation. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

Severance Plan

We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are (i) above the Vice President level, (ii) hired by the Company before January 1, 2022, or (iii) not subject to performance improvement plans, and provides for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance Plan, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where a non‑executive employee is terminated by us without cause. Severance payments range from three to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non‑executive employees supersede the provisions of the Severance Plan. As of December 31, 2022, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

Risks Related to Global Economic Conditions, COVID-19 and the Military Conflict Between Ukraine and Russia

As of the date of this filing, significant uncertainty exists concerning the ultimate duration and severity of the COVID-19 pandemic and the military conflict between Ukraine and Russia. Both of these events have caused widespread, continually evolving and unpredictable impacts on global societies, economies, financial markets and business practices. With respect to the COVID-19 pandemic, we are closely monitoring the impact of the pandemic, the identification of new variants of the COVID-19 virus and related developments, and our focus remains on promoting employee health and safety while continuing to advance the development of imetelstat. For both our Phase 3 clinical trials, IMerge and IMpactMF, we have limited ongoing clinical trial activity in Ukraine and Russia, but we have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current political and civil unrest conditions. With support from our CRO, we are monitoring the impact of the conflict on our clinical trial activities.

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and/or become more severe, we could experience significant disruptions to our clinical development timelines, delays in clinical site initiation and patient enrollment in IMpactMF, IMproveMF and the investigator-led trial IMpress, and other disruptions that could severely impact our business and the imetelstat development program.

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

The effects of the COVID-19 pandemic and the military conflict between Ukraine and Russia, including the significant sanctions imposed against Russia, as well as broader economic conditions, including inflation, rising interest rates, the prospects for recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to complete IMpactMF, IMproveMF and the investigator-led trial IMpress and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, as well as inflation, rising interest rates, the prospects for recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could materially and adversely affect our business and the value of our common stock.

The extent to which global economic conditions, including those resulting from the COVID-19 pandemic, the military conflict between Ukraine and Russia and recent and potential future bank failures, ultimately impact our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, or U.S., and in other countries, the effectiveness of actions taken globally to contain and treat COVID-19, whether the military conflict between Ukraine and Russia resolves in a timely manner, or at all, and whether the U.S. and/or international banking system stabilizes in light of recent and potential future bank failures. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

7. OPERATING LEASES

New Jersey Office Space Lease

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. Based on the initial term of the New Jersey Lease of 11 years, the right-of-use asset and corresponding operating lease liability was approximately $2,356,000, which represented the present value of lease payments over the initial lease term, net of a seven-month rent abatement period, using an incremental borrowing rate of 8% based on information available as of October 1, 2019. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs are being expensed in the period they are incurred. As of December 31, 2022, the remaining lease term for the New Jersey Lease is 7.8 years.

Foster City Office Space Lease

In October 2019, we entered into an operating lease agreement for office space located at 919 East Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years.

The Foster City Lease commenced on March 10, 2020, upon the substantial completion of all tenant improvements. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $3,426,000, which represented the present value of remaining lease payments using an incremental borrowing rate of 7% over the initial lease term of 87 months, net of a three-month rent abatement period. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred. As of December 31, 2022, the remaining lease term for the Foster City Lease is 4.5 years.

The components of lease costs included in operating expenses on our consolidated statements of operations for the New Jersey Lease, the Foster City Lease and a lease from a former location in Menlo Park, California, were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease costs	$944	$946	$1,143
Variable lease costs (1)	310	252	293
Total lease costs	$1,254	$1,198	$1,436

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Variable lease costs represent non-lease components, such as common area maintenance charges.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The undiscounted future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of December 31, 2022 were as follows (in thousands):

2023	$962
2024	987
2025	1,014
2026	1,040
2027	717
Thereafter	1,050
Total lease payments	5,770
Less: imputed interest	(1,174)
Total	$4,596

8. DEBT

On September 30, 2020, or the Closing Date, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Term Loan, up to $75,000,000, which was amended in August 2021, or the Original Loan Agreement. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75,000,000 to $125,000,000, with such principal being available in a series of tranches, subject to certain terms and conditions. As of December 31, 2022, a total of $50,000,000 has been drawn under the Loan Agreement.

Under the second amendment, the $75,000,000 in remaining loan principal as of December 31, 2022 can be drawn as follows: (a) the first tranche of $20,000,000 is available within the earlier of 30 days of the achievement of certain clinical and financial milestones or September 15, 2023, subject to the achievement of such milestones; (b) the second tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (c) the third tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (d) the final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB (or its successor, if any). However, on March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, issued a press release stating that SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Of the remaining term commitments under the Loan Agreement, Hercules and its affiliates hold 65% and 35% were held by SVB. As a result of the closure of SVB, we do not know whether and to what extent we would be able to draw down the remaining $55.0 million under the Loan Agreement, even if we meet the conditions set forth in the Loan Agreement necessary for additional draw downs, and it is possible that we will not be able to access any additional funding under the Loan Agreement. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unchanged from the Original Loan Agreement, the Term Loan matures on October 1, 2024, or the Loan Maturity Date, and may be extended up to an additional 12 months upon the achievement of certain clinical, regulatory and financial milestones. The Term Loan bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) 9.0% plus the prime rate as reported in The Wall Street Journal (7.5% as of December 31, 2022) less 3.25%. The Term Loan provided for an initial interest-only payment period from the Closing Date until November 1, 2022. As of December 31, 2022, the interest-only period expires May 1, 2023. Upon the achievement of certain regulatory and financial milestones, the interest-only period may be extended for another six months until November 1, 2023. Following the expiration of the interest-only period, we will repay the Term Loan in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Term Loan, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Term Loan actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Term Loan using the effective interest rate method. At our option, upon at least five business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5,000,000 of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. Such prepayment is subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made in any of the first 36 months following the Closing Date for any draw downs prior to the second amendment. Thereafter, any prepayment is not subject to a prepayment charge.

The Term Loan is secured by substantially all of Geron’s assets, except our intellectual property, which is the subject of a negative pledge. The Term Loan contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. We are in compliance with the covenants under the Term Loan as of December 31, 2022.

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

As of December 31, 2022, the net carrying value of the Term Loan was $51,157,000, which includes the principal amount of $50,000,000 less the net unamortized discounts and debt issuance costs of $628,000 plus accrued end of term charge of $1,785,000. The carrying value of the debt approximates the fair value as of December 31, 2022. The debt discounts and debt issuance costs are being amortized to interest expense over the life of loan amounts under Term Loan using the effective interest rate method.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Term Loan as of December 31, 2022 (in thousands):

2023	$26,843
2024	34,160
Total	61,003
Less: amount representing interest	(7,728)
Less: unamortized debt discount and issuance costs	(628)
Less: unamortized end of term charge	(1,490)
Less: current portion of debt	(20,945)
Noncurrent portion of debt	$30,212

9. STOCKHOLDERS’ EQUITY

Authorized Common Stock

In May 2021, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 450,000,000 to 675,000,000 shares.

Public Offering

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, or the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The shares of common stock and the 2022 pre-funded warrant were immediately separable from the 2022 stock purchase warrants. All of the securities were issued separately. The combined public offering price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The 2022 stock purchase warrants have an exercise price of $1.45 per share and are exercisable immediately. The term of the 2022 stock purchase warrants expires on the earlier to occur of (a) the date that is 30 business days following the date on which we first issue a press release disclosing, if applicable, that the United States Food and Drug Administration, or FDA, has accepted for filing a New Drug Application submitted to the FDA for imetelstat in Low or Intermediate-1 risk myelodysplastic syndromes and (b) April 1, 2027. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The 2022 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2022 pre-funded warrant is exercised in full. As of December 31, 2022, none of the 2022 pre-funded warrant and 2022 stock purchase warrants have been exercised. The net cash proceeds from this offering were $69,916,000, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants.

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

Warrant Exercises

For the year ended December 31, 2022, warrants to purchase 11,663,387 shares of our common stock were exercised for net cash proceeds of approximately $15,163,000. The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020. As of December 31, 2022, the pre-funded warrant to purchase 8,335,239 shares of

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our common stock was outstanding and stock purchase warrants to purchase 44,110,079 shares of our common stock associated with the May 2020 public offering remained outstanding.

Sales Agreement

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 in such quantities and on such minimum price terms as we set from time to time through B. Riley as our sales agent. We agreed to pay B. Riley an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley under the 2020 Sales Agreement. In connection with the 2020 Sales Agreement, we terminated the 2018 Sales Agreement. For the year ended December 31, 2021, we sold an aggregate of 10,571,556 shares of our common stock pursuant to the 2020 Sales Agreement, resulting in net cash proceeds to us of approximately $20,385,000, after deducting sales commissions and other offering expenses paid by us. No shares of our common stock were sold pursuant to the 2020 Sales Agreement for the year ended December 31, 2022. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

2018 Equity Incentive Plan

On May 15, 2018, our stockholders approved the adoption of the 2018 Equity Incentive Plan, or 2018 Plan, as the successor to the 2011 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Eligible participants under the 2018 Plan include our employees, consultants and non-employee directors. The number of shares reserved for issuance under the 2018 Plan (subject to adjustment for certain changes in capitalization) is equal to the sum of (i) the unallocated shares of common stock remaining available for grant under the 2011 Plan as of May 15, 2018, (ii) 10,000,000 newly reserved shares of common stock and (iii) the number of shares subject to awards granted under the 2002 Equity Incentive Plan, and the 2011 Plan as such shares become available from time to time, referred to as the Prior Plans’ Returning Shares. Such Prior Plans’ Returning Shares become available for issuance under the 2018 Plan if outstanding stock awards granted under the 2002 Equity Incentive Plan and the 2011 Plan, after May 15, 2018, expire or terminate for any reason prior to exercise or settlement or are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or, subject to certain exceptions, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. In May 2022, May 2021 and June 2020, our stockholders approved amendments to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 11,000,000, 12,500,000 and 5,700,000 shares of our common stock, respectively.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under certain circumstances, stock options may be exercised prior to vesting, subject to our right to repurchase the shares underlying such stock option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised stock option. During 2022 and 2021, we did not repurchase any shares under the 2018 Plan. As of December 31, 2022, we have no shares outstanding subject to repurchase under the 2018 Plan.

As of December 31, 2022, our Non‑Employee Director Compensation Policy adopted by our board of directors in March 2014 and amended and restated in February and March 2022 provides for the automatic grant to non‑employee directors of the following types of equity awards under the 2018 Plan:

First Director Option. Each person who becomes a non‑employee director, whether by election by our stockholders or by appointment by our board of directors to fill a vacancy, will automatically be granted a stock option to purchase 200,000 shares of common stock, or First Director Option, on the date such person first becomes a non‑employee director. The First Director Option vests annually over three years upon each anniversary date of appointment to our board of directors.

Subsequent Director Option. Each non‑employee director (other than any director receiving a First Director Option on the date of the annual meeting) will automatically be granted a subsequent stock option to purchase 125,000 shares of common stock, a Subsequent Director Option, on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors. The Subsequent Director Option vests in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant.

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

The stock options granted to non-employee directors under the 2006 Directors Plan were nonstatutory stock options, and they expire no later than ten years from the date of grant. The option exercise price was equal to the fair market value of the underlying common stock on the date of grant. The first director option granted to non-employee directors under the 2006 Directors Plan vested annually over three years upon each anniversary date of appointment to the board of directors. The subsequent director option granted to non-employee directors on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors under the 2006 Directors Plan vested one year from the date of grant.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of our common stock to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or non-employee directors, other than following a bona fide period of non-employment. As of December 31, 2022, an aggregate total of 21,100,000 shares of common stock have been reserved under the Inducement Plan.

The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards, and all awards under the Inducement Plan are intended

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to meet the standards under Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the Inducement Plan and the inducement awards to be granted thereunder are substantially similar to our stockholder-approved 2018 Plan.

Directors’ Market Value Stock Purchase Plan

In October 2018, our board of directors adopted a Directors’ Market Value Stock Purchase Plan, or the Directors Market Plan. A total of 1,000,000 shares of our common stock has been reserved for the Directors Market Plan. Under the Directors Market Plan, non-employee directors may purchase shares of our common stock at the prevailing market price on the purchase date with cash compensation payable to them for their services as a board member. As stated in Geron’s Non-Employee Director Compensation Policy, each non-employee director receives annual cash compensation, payable quarterly in arrears, for their services on the board and various committees of the board. As provided in the Non-Employee Director Compensation Policy, a non-employee director may elect to receive fully vested shares of common stock in lieu of cash and such shares shall be issuable from the Directors Market Plan.

For the years ended December 31, 2022, 2021 and 2020, we issued 15,962, 20,783, and 17,986 shares of common stock, respectively, from the Directors Market Plan. The weighted average grant date fair value of stock granted during the years ended December 31, 2022, 2021 and 2020 was $1.92, $1.38 and $1.60 per share, respectively. The total fair value of vested stock grants during 2022, 2021 and 2020 was $29,000, $29,000 and $29,000, respectively.

Aggregate stock option and award activity for the 2011 Plan, 2018 Plan, 2006 Directors Plan, Inducement Plan and Directors Market Plan is as follows:

		Outstanding Stock Options
					Weighted Average	Aggregate
	Shares			Weighted Average	Remaining	Intrinsic
	Available	Number of		Exercise Price	Contractual Life	Value
	For Grant	Shares		Per Share	(In years)	(In thousands)
Balance at December 31, 2021	18,763,393	49,952,409		$2.06
Additional shares authorized	16,755,000	—		$—
Stock options granted	(19,747,760)	19,747,760		$1.37
Awards granted	(15,962)	—		$—
Stock options exercised	—	(1,181,711)		$1.52
Stock options cancelled/forfeited/expired	2,616,058	(2,616,058)		$1.70
Balance at December 31, 2022	18,370,729	65,902,400	(1)	$1.87	6.56	$50,205
Stock options exercisable at December 31, 2022		36,085,389		$2.17	5.09	$22,878
Stock options fully vested and expected to vest at December 31, 2022		64,539,649		$1.88	6.52	$48,951

(1)
Includes 8,791,750 performance-based stock options granted that have not achieved certain strategic milestones.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $2.42 per share as of December 31, 2022, which would have been received by the option holders had all the option holders exercised their stock options as of that date.

We have not granted any stock options with an exercise price below or greater than the fair market value of our common stock on the date of grant in 2022, 2021, and 2020. As of December 31, 2022, 2021 and 2020, there were 36,085,389, 30,459,136 and 25,721,508 exercisable stock options outstanding at weighted average exercise prices per share of $2.17, $2.35 and $2.54, respectively.

The total pretax intrinsic value of stock options exercised during 2022, 2021, and 2020 was $787,000, $93,000 and $17,000, respectively. Cash received from the exercise of stock options in 2022, 2021, and 2020 totaled approximately $1,799,000, $556,000 and $25,000, respectively.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In March 2014, our board of directors adopted the 2014 Employee Stock Purchase Plan, or 2014 Purchase Plan. The 2014 Purchase Plan was approved by our stockholders in May 2014. The 2014 Purchase Plan replaced the 1996 Employee Stock Purchase Plan, or 1996 Purchase Plan, which was terminated effective as of the date the 2014 Purchase Plan was approved by our stockholders. In May 2022, our stockholders approved an amendment to our 2014 Purchase Plan to increase the total number of shares issuable under such plan by 1,000,000 shares of our common stock, for an aggregate total reserve of 2,000,000 shares. As of December 31, 2022, an aggregate of 868,236 shares of our common stock have been issued under the 2014 Purchase Plan since its adoption.

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

The purchase price per share at which common stock is purchased by the employee on each purchase date within the offering period is equal to 85% of the lower of (i) the fair market value per share of our common stock on the employee’s entry date into that offering period or (ii) the fair market value per share of our common stock on the purchase date. If the fair market value per share of our common stock on the purchase date is less than the fair market value at the beginning of the offering period, a new 12 month offering period will automatically begin on the first business day following the purchase date with a new fair market value.

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

As stock‑based compensation expense recognized on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant‑date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2022 and 2021, our board of directors awarded 2,741,750 and 550,000 performance-based stock options, respectively, to certain employees. These performance-based stock options are included in the outstanding stock options table above. Performance-based stock options vest only upon achievement of discrete strategic milestones. Stock-based compensation expense for performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being achieved, if ever. None of the performance-based stock options have vested.

We recognize stock‑based compensation expense for service-based stock options on a straight‑line basis over the requisite service period, which is generally the vesting period. We have not recognized any stock-based compensation expense for performance-based stock options on our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, as the achievement of the specified strategic milestones was not considered probable during that time. The following table summarizes the stock‑based compensation expense related to service-based stock options and employee stock purchases for the years ended December 31, 2022, 2021 and 2020 which was allocated as follows:

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Research and development	$3,720	$3,597	$2,337
General and administrative	4,281	4,483	4,558
Stock-based compensation expense included in operating expenses	$8,001	$8,080	$6,895

The fair value of stock options granted in 2022, 2021, and 2020 has been estimated at the date of grant using the Black Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	0%	0%	0%
Expected volatility range	0.772 to 0.817	0.775 to 0.783	0.781 to 0.793
Risk-free interest rate range	1.69% to 4.57%	0.51% to 1.30%	0.31% to 1.62%
Expected term range	5.5 yrs	5.5 yrs	5.25 yrs

The fair value of employee stock purchases in 2022, 2021, and 2020 has been estimated using the Black Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	0%	0%	0%
Expected volatility range	0.614 to 0.865	0.507 to 0.707	0.478 to 0.818
Risk-free interest rate range	0.40% to 2.79%	0.09% to 0.16%	0.16% to 1.57%
Expected term range	6 - 12 mos	6 - 12 mos	6 - 12 mos

Dividend yield is based on historical cash dividend payments and we have paid no cash dividends to date. The expected volatility range is based on historical volatilities of our stock, since traded options on our common stock do not correspond to option terms and the trading volume of options is limited. The risk‑free interest rate range is based on the U.S. Zero Coupon Treasury Strip Yields for the expected term in effect on the date of grant for an award. The expected term of stock options is derived from actual historical exercise and post‑vesting cancellation data and represents the period of time that stock options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period.

Based on the Black Scholes option‑pricing model, the weighted average estimated fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $0.92, $1.17 and $0.88 per share, respectively. The weighted average estimated fair value of employees’ purchase rights for the years ended December 31, 2022, 2021 and 2020 was $0.48, $0.56 and $0.62 per share, respectively. As of December 31, 2022, total compensation cost related to unvested share‑based payment awards not yet recognized, net of estimated forfeitures and assuming no probability of achievement for outstanding performance-based stock options, was $17,791,000, which is expected to be recognized over the next 26 months on a weighted‑average basis.

Stock‑Based Compensation to Service Providers

We grant stock options to consultants from time to time in exchange for services performed for us. In general, the stock options vest over the contractual period of the consulting arrangement. The fair value of stock options held by consultants is recorded as operating expenses over the vesting term of the respective equity awards. With the adoption of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, in the first quarter of 2019, the measurement date of stock options granted to consultants was fixed at the grant date. We recorded stock‑based compensation expense of $235,000, $62,000 and $56,000 for the vested portion of the fair value of stock options held by consultants in 2022, 2021, and 2020, respectively.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2022 is as follows:

Outstanding stock options	65,902,400
Stock options and awards available for grant	18,370,729
Employee stock purchase plan	1,131,764
Warrants outstanding	106,254,842
Total	191,659,735

10. INCOME TAXES

The following table reconciles the federal statutory tax rate to the effective income tax rate from continuing operations:

	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	6.8	9.0	6.9
Federal and state tax credits	4.9	5.7	5.3
Stock-based compensation	(0.8)	(1.2)	(0.5)
Net operating loss not benefitted	(4.3)	(5.4)	(6.9)
Other	(0.1)	(0.2)	(0.3)
Change in valuation allowance	(27.5)	(28.9)	(25.5)
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2022	2021
	(In thousands)
Net operating loss carryforwards	$254,500	$241,300
Federal and state tax credits	56,700	49,600
Capitalized research and development	21,800	6,900
Stock-based compensation	10,800	10,200
Operating lease liabilities	1,300	1,400
Other	5,600	2,600
Total deferred tax assets	350,700	312,000
Less: valuation allowance	(349,600)	(310,700)
Net deferred tax assets	1,100	1,300

Operating leases, right-of-use assets	(1,100)	(1,300)
Total deferred tax liabilities	(1,100)	(1,300)
Total net deferred tax assets	$—	$—

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $38,900,000 and $33,500,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, we had domestic federal net operating loss carryforwards of approximately $993,100,000. Of this, $685,300,000 will expire at various dates beginning in 2023 through 2037 and the remaining will carryforward indefinitely under the new tax laws, but is subject to an 80% taxable income limitation for tax years beginning after 2020. As of December 31, 2022, we had state net operating loss carryforwards of approximately $658,400,000 expiring at various dates beginning in 2028 through 2041, if not utilized. We also had

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal tax credit carryforwards of approximately $62,700,000 expiring at various dates beginning in 2023 through 2042, if not utilized. Our state tax credit carryforwards of approximately $20,900,000 carry forward indefinitely.

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

In March and December 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic, including among other items, several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. In 2021, we assessed our eligibility to claim a refund of employer taxes available under the Employee Retention Credit provisions of the CARES Act. For the years ended December 31, 2022 and 2021, we calculated eligible credits of approximately $483,000 and $1,152,000, respectively, provided by the CARES Act, which have been recognized as offsets to salaries costs in operating expenses in 2022 and 2021, respectively. As of December 31, 2022, the aggregate eligible credit amount has been accrued as a receivable on our consolidated balance sheets.

We adopted the provision of the standard for accounting for uncertainties in income taxes on January 1, 2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized tax benefits. At December 31, 2022, we had approximately $23,700,000 of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our net deferred tax assets being fully offset by a valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2021	$21,300
Decrease related to prior year tax positions	—
Increase related to current year tax positions	2,400
Balance as of December 31, 2022	$23,700

If applicable, we would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2022, there has been no interest expense or penalties related to unrecognized tax benefits.

We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2023. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities.

11. CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental operating and investing activities:
Net unrealized loss on marketable securities	$(68)	$(251)	$(54)
Reclassification between prepaid and other current assets and deposits and other assets	(5)	—	—
Operating lease assets obtained in exchange for operating lease liabilities	—	—	3,575
Interest paid	$5,154	$2,704	$388

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS

Public Offering

On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are approximately $213,300,000, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant, which has not been exercised.

Warrant Exercises

From January 1, 2023 through March 9, 2023, we have received $46,716,000 in cash proceeds from the exercise of the 2020 purchase warrants, representing 35,935,577 shares of our common stock.

From January 1, 2023 through March 9, 2023, we have received $13,119,000 in cash proceeds from the exercise of the 2022 purchase warrants, representing 9,047,617 shares of our common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10‑K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

(II) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this annual report on Form 10‑K because we will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Geron’s Annual Meeting of Stockholders expected to be held in May 2023, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this annual report on Form 10‑K, and certain information included therein is incorporated herein by reference, or an amendment to this annual report on Form 10-K under cover of Form 10-K/A containing the information required by this Part III.

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

Code of Ethics

We have adopted a Code of Conduct with which every person who works for Geron, including our board of directors, is expected to comply. The Code of Conduct is publicly available on our website under the Investors & Media section at www.geron.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this annual report on Form 10‑K. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the Code of Conduct to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8‑K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Summary Compensation Table and Narrative Disclosure to Summary Compensation Table,” and “Compensation of Directors” contained in the Proxy Statement.

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

(3)
Exhibits

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
2.1	Asset Contribution Agreement by and among Geron Corporation, BioTime, Inc. and Asterias Biotherapeutics, Inc. (formerly known as BioTime Acquisition Corporation)	2.1	8‑K	January 8, 2013	000‑20859
3.1	Restated Certificate of Incorporation	3.3	8‑K	May 18, 2012	000‑20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8‑K	May 18, 2012	000‑20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
3.5	Amended and Restated Bylaws of Registrant	3.1	8‑K	March 19, 2010	000‑20859
3.6	Amendment to Amended and Restated Bylaws of Registrant	3.4	8-K	November 22, 2017	000‑20859
4.1	Description of Capital Stock	4.1	10-K	March 10, 2022	000‑20859
4.2	Form of Common Stock Certificate	4.1	10‑K	March 15, 2013	000‑20859
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000‑20859
4.4	Form of Warrant to Purchase Common Stock	4.2	8-K	May 26, 2020	000‑20859
4.5	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 30, 2022	000‑20859
4.6	Form of Warrant to Purchase Common Stock	4.2	8-K	March 30, 2022	000‑20859
4.7	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	January 6, 2023	000‑20859
10.1	Form of Indemnification Agreement	10.1	10‑K	March 7, 2012	000‑20859
10.2	Amended and Restated 2006 Directors’ Stock Option Plan*	10.5	10‑Q	November 7, 2013	000‑20859
10.3	2011 Incentive Award Plan*	10.1	8‑K	May 16, 2011	000‑20859
10.4	Form of Stock Option Agreement under 2011 Incentive Award Plan*	10.11	10‑K	March 15, 2013	000‑20859
10.5	Form of Restricted Stock Award Agreement under 2011 Incentive Award Plan*	10.12	10‑K	March 15, 2013	000‑20859
10.6	Form of Non‑Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.2	10‑Q	May 7, 2015	000‑20859
10.7	2018 Equity Incentive Plan, as amended*	10.1	8-K	May 13, 2022	000-20859
10.8	UK Sub-Plan to 2018 Equity Incentive Plan*	10.1	10-Q	November 7, 2022	000-20859
10.9	Form of 2018 Equity Incentive Plan Option Agreement (Time Based)*	10.2	10-Q	November 7, 2022	000-20859
10.10	Form of 2018 Equity Incentive Plan Option Agreement (Performance Based)*	10.2	10-Q	November 7, 2022	000-20859
10.11	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan*	10.4	8-K	May 18, 2018	000-20859
10.12	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.13	10-K	March 7, 2019	000-20859
10.13	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan*	10.14	10-K	March 7, 2019	000-20859
10.14	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.15	10-K	March 7, 2019	000-20859
10.15	2018 Inducement Award Plan, as amended July 15, 2022*	10.3	10-Q	August 11, 2022	000-20859
10.16	UK Sub-Plan to 2018 Inducement Award Plan*	10.5	10-Q	November 7, 2022	000-20859
10.17	Form of Stock Option Agreement under 2018 Inducement Award Plan*	10.2	8-K	December 14, 2018	000‑20859

10.18	Form of Stock Option Agreement under 2018 Inducement Award Plan, as amended*	10.19	10-K	March 7, 2019	000-20859
10.19	Form of Performance-Vesting Stock Option Agreement under 2018 Inducement Award Plan*	10.20	10-K	March 7, 2019	000-20859
10.20	2014 Employee Stock Purchase Plan, as amended*	10.2	8‑K	May 13, 2022	000‑20859
10.21	Form of 2018 Inducement Award Plan Option Agreement (Time Based)*	10.6	10-Q	November 7, 2022	000‑20859
10.22	Form of 2018 Inducement Award Plan Option Agreement (Performance Based)*	10.7	10-Q	November 7, 2022	000‑20859
10.23	Non-Employee Director Compensation Policy, as amended February 16, 2022 and March 7, 2022*	10.20	10-K	March 10, 2022	000-20859
10.24	Directors’ Market Value Stock Purchase Plan, effective October 1, 2018*	10.1	10-Q	November 1, 2018	000-20859
10.25	Amended and Restated Severance Plan, effective as of January 1, 2022*	10.22	10-K	March 10, 2022	000-20859
10.26	Amended and Restated Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2019*	10.29	10-K	March 7, 2019	000-20859
10.27	Amended and Restated Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of January 31, 2019*	10.31	10-K	March 7, 2019	000-20859
10.28	Amended and Restated Employment Agreement between the Registrant and Olivia K. Bloom, effective as of January 31, 2019*	10.32	10-K	March 7, 2019	000-20859
10.29	Employment Agreement between the Registrant and Anil Kapur, effective as of December 2, 2019*	10.33	10-K	March 12, 2020	000-20859
10.30	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as of April 30, 2019	10.18	10-Q	May 2, 2019	000‑20859
10.31	Office Lease Agreement by and between Registrant and Hudson Metro Center LLC, effective as of October 9, 2019	10.1	8-K	October 15, 2019	000‑20859
10.32	At Market Issuance Sales Agreement, dated September 4, 2020, by and between Registrant and B. Riley Securities, Inc.	10.1	8-K	September 4, 2020	000-20859
10.33†	Loan and Security Agreement, dated September 30, 2020, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.1	10-Q	November 5, 2020	000-20859
10.34†	Amendment to Loan and Security Agreement, dated August 12, 2021, amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.1	10-Q	August 16, 2021	000-20859
10.35†	Second Amendment to Loan and Security Agreement, dated June 30, 2022 amongst Registrant, Hercules Capital, Inc., and Silicon Valley Bank	10.4	10-Q	August 11, 2022	000-20859
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated March 16, 2023
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated March 16, 2023
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 16, 2023**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 16, 2023**
101

The following materials from the Registrant’s annual report on Form 10‑K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations, Consolidated Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2022, and (iii) Notes to Consolidated Financial Statements

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

GERON CORPORATION

Date: March 16, 2023	By:	/s/ Olivia Bloom
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

Signature	Title	Date

/s/ John A. Scarlett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2023
JOHN A. SCARLETT

/s/ Olivia Bloom	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2023
OLIVIA K. BLOOM

/s/ Dawn C. Bir	Director	March 16, 2023
DAWN C. BIR

/s/ Karin Eastham	Director	March 16, 2023
KARIN EASTHAM

/s/ V. Bryan Lawlis	Director	March 16, 2023
V. BRYAN LAWLIS

/s/ John McDonald	Director	March 16, 2023
JOHN F. McDONALD

/s/ Susan Molineaux	Director	March 16, 2023
SUSAN M. MOLINEAUX

/s/ Elizabeth G. O’Farrell	Director	March 16, 2023
ELIZABETH G. O’FARRELL

/s/ Robert J. Spiegel	Director	March 16, 2023
ROBERT J. SPIEGEL