Form 10-Q
period 2023-03-31
GERON CORP
filed 2023-05-11
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 5, 2023:
Common Stock, $0.001 par value	508,766,846 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2023	2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$112,777	$56,845
Restricted cash	365	364
Marketable securities	267,964	115,901
Interest and other receivables	1,596	3,144
Prepaid and other current assets	4,321	3,992
Total current assets	387,023	180,246
Noncurrent marketable securities	28,100	—
Property and equipment, net	1,066	793
Operating leases, right-of-use assets	3,995	4,147
Deposits and other assets	4,693	5,389
	$424,877	$190,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,383	$10,190
Accrued compensation and benefits	4,906	11,534
Operating lease liabilities	931	925
Debt	—	20,945
Accrued liabilities	34,691	33,100
Total current liabilities	43,911	76,694
Noncurrent operating lease liabilities	3,512	3,671
Noncurrent debt	51,399	30,212
Commitments and contingencies
Stockholders' equity:
Common stock	509	390
Additional paid-in capital	1,777,470	1,493,469
Accumulated deficit	(1,451,764)	(1,413,642)
Accumulated other comprehensive loss	(160)	(219)
Total stockholders' equity	326,055	79,998
	$424,877	$190,575

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Revenues:
Royalties	$21	$123

Operating expenses:
Research and development	27,219	22,099
General and administrative	12,894	6,699
Total operating expenses	40,113	28,798
Loss from operations	(40,092)	(28,675)
Interest income	3,853	112
Interest expense	(1,922)	(1,479)
Other income and (expense), net	39	(56)
Net loss	$(38,122)	$(30,098)

Basic and diluted net loss per share	$(0.07)	$(0.09)

Shares used in computing basic and diluted net loss per share	544,459,004	332,066,889

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Net loss	$(38,122)	$(30,098)
Net unrealized gain (loss) on marketable securities	75	(539)
Foreign currency translation adjustments	(16)	1
Comprehensive loss	$(38,063)	$(30,636)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive income	—	—	—	—	75	75
Foreign currency translation adjustment					(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	$509	$1,777,470	$(1,451,764)	$(160)	$326,055

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(539)	(539)
Foreign currency translation adjustment	—	—	—	—	1	1
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balance at March 31, 2022	323,736,875	$324	$1,399,713	$(1,301,839)	$(711)	$97,487

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,122)	$(30,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	57
Accretion and amortization on investments, net	(1,727)	196
Amortization of debt issuance costs/debt discounts	242	349
Stock-based compensation for services by non-employees	112	15
Stock-based compensation for employees and directors	2,961	1,692
Amortization of right-of-use assets	152	141
Changes in assets and liabilities:
Current and noncurrent assets	1,915	(7,293)
Current and noncurrent liabilities	(11,997)	967
Net cash used in operating activities	(46,365)	(33,974)

Cash flows from investing activities:
Purchases of property and equipment	(372)	(50)
Purchases of marketable securities	(241,611)	(18,104)
Proceeds from maturities of marketable securities	63,250	48,581
Net cash (used in) provided by investing activities	(178,733)	30,427

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	7,875	—
Proceeds from issuance of common stock from public offering and pre-funded warrant, net of paid issuance costs	213,337	—
Proceeds from exercise of warrants	59,835	—
Net cash provided by financing activities	281,047	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(16)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	55,933	(3,546)
Cash, cash equivalents and restricted cash at the beginning of the period	57,209	35,235
Cash, cash equivalents and restricted cash at the end of the period	$113,142	$31,689

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date.

Prior Period Reclassification

The prior period presentations of other comprehensive loss in the condensed consolidated statements of stockholders' equity and accrued liabilities have been updated to conform to current period presentation. See Note 3 on Accrued Liabilities.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron and our wholly-owned subsidiaries, Geron UK Limited, or Geron UK, a United Kingdom company, and Geron Netherlands B.V., or Geron Netherlands, a Netherlands company. Geron UK was incorporated in September 2021, and its operations commenced in January 2022. Geron Netherlands was incorporated in February 2023; however operations have not yet commenced for that entity. Thus, there has been no financial activity for Geron Netherlands during the first quarter of 2023.

For Geron UK, we have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK using the local currency as the functional currency. We translate the assets and liabilities of Geron UK at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our condensed consolidated balance sheets.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In January 2023, we entered into an underwriting agreement in connection with a public offering of our common stock, or the January 2023 offering, pursuant to which we issued a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. In April 2022, we entered into an underwriting agreement in connection with a public offering of our common stock, or the April 2022 offering, pursuant to which we issued a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, or the May 2020 offering, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, also known as the 2020 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The 2023 pre-funded warrant, 2022 pre-funded warrant and 2020 pre-funded warrant are exercisable immediately at an exercise price of $0.001 per share each and as of March 31, 2023, none of these warrants has been exercised. We included the 2023 pre-funded warrant, 2022 pre-funded warrant and 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since their exercise price is negligible, and they may be exercised at any time. See Note 6 on Stockholders' Equity for further discussion of the January 2023 offering.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three months ended March 31, 2023 and 2022, the diluted net loss per share calculation excludes potential dilutive securities of 107,971,822 and 118,256,294, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities, operating leases, right-of-use assets, lease liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

We classify our marketable debt securities as available for sale. We record available-for-sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed consolidated statements of operations. See Note 2 on Fair Value Measurements.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

Depreciation and Amortization

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2023 and 2022, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$1,306	$855
General and administrative	$1,655	837
Stock-based compensation expense included in operating expenses	$2,961	$1,692

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the three months ended March 31, 2023 and 2022 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	81.53% to 81.64%	77.70% to 78.20%
Risk-free interest rate range	3.42% to 4.10%	1.69% to 2.23%
Expected term	6 years	5.5 years

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the three months ended March 31, 2023 and 2022 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	61.04% to 81.08%	50.90% to 61.40%
Risk-free interest rate range	0.09% to 4.76%	0.09% to 0.40%
Expected term range	6 months to 12 months	6 months to 12 months

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2018-19, for the purpose of clarifying certain aspects of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, or ASU 2019-05, to provide entities with more flexibility in applying the fair value option on adoption of the credit impairment standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, or ASU 2019-11, which expands the scope of the practical expedient that allows entities to exclude the accrued interest component of amortized cost from various disclosure. We adopted ASU 2016-13 and related updates as of January 1, 2023. Adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements – Issued But Not Yet Adopted

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

March 31, 2023

(UNAUDITED)

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$35,361	$—	$—	$35,361
Government-sponsored enterprise securities	7,440	5	—	7,445
Commercial paper	33,657	1	(30)	33,628
	$76,458	$6	$(30)	$76,434

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	272	—	—	272
	$365	$—	$—	$365

Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$61,664	$42	$(15)	$61,691
Government-sponsored enterprise securities (due in one to two years)	11,845	22	—	11,867
Commercial paper (due in less than one year)	191,461	31	(174)	191,318
Corporate notes (due in less than one year)	14,984	—	(29)	14,955
Corporate notes (due in one to two years)	16,251	14	(32)	16,233
	$296,205	$109	$(250)	$296,064

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2022 were as follows:

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2023:
Government-sponsored enterprise securities (due in less than one year)	$22,718	$(15)	$—	$—	$22,718	(15)
Commercial paper (due in less than one year)	162,072	(204)	—	—	162,072	(204)
Corporate notes (due in less than one year)	3,976	(6)	10,979	(23)	14,955	(29)
Corporate notes (due in one to two years)	9,546	(32)	—	—	9,546	(32)
	$198,312	$(257)	$10,979	$(23)	$209,291	$(280)

As of December 31, 2022:
U.S. Treasury securities (due in less than one year)	$11,424	$(57)	$1,497	$(5)	$12,921	$(62)
Municipal securities (due in less than a year)	—	—	2,976	(24)	2,976	(24)
Government-sponsored enterprise securities (due in less than one year)	9,845	(14)	—	—	9,845	(14)
Commercial paper (due in less than one year)	52,454	(92)	—	—	52,454	(92)
Corporate notes (due in less than one year)	1,998	(2)	23,962	(53)	25,960	(55)
	$75,721	$(165)	$28,435	$(82)	$104,156	$(247)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2023 and December 31, 2022 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three months ended March 31, 2023 and 2022 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of the ongoing COVID-19 pandemic and ongoing geopolitical events, such as the current military conflict between Ukraine and Russia.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

based on quoted prices available in active markets. U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper, and corporate notes are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Money market funds(1)(2)	$35,454	$—	$—	$35,454
Certificate of deposit(2)	272	—	—	272
Government-sponsored enterprise securities(1)(3)(4)	—	81,004	—	81,004
Commercial paper(1)(3)	—	224,946	—	224,946
Corporate notes(3)(4)	—	31,187	—	31,187
Total	$35,726	$337,137	$—	$372,863
As of December 31, 2022:
Money market funds(1)(2)	$39,864	$—	$—	$39,864
Certificate of deposit(2)	271	—	—	271
U.S. Treasury securities(3)	—	12,921	—	12,921
Municipal securities(3)	—	2,976	—	2,976
Government-sponsored enterprise securities(2)	—	9,846	—	9,846
Commercial paper(3)	—	64,199	—	64,199
Corporate notes(3)	—	25,959	—	25,959
Total	$40,135	$115,901	$—	$156,036

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in restricted cash on our condensed consolidated balance sheets.
(3)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	MARCH 31,	DECEMBER 31,
(In thousands)	2023	2022
CRO and clinical trial costs	$18,863	$17,040
Manufacturing activities	4,335	5,321
Legal settlements	8,350	8,350
Professional legal and accounting fees	898	1,318
Interest payable	585	561
Other	1,660	510
	$34,691	$33,100

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

4. DEBT

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, entered into a term loan facility, or the Original Loan Agreement, consisting of up to $75,000,000 aggregate principal amount available to us, as amended in August 2021. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75,000,000 to $125,000,000, with such principal being available in a series of tranches, subject to certain terms and conditions.

As of March 31, 2023, a total of $50,000,000 has been drawn under the Loan Agreement. As of March 31, 2023, $55,000,000 remains as committed principal that can be drawn as follows: (a) one tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) a second tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) a final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

Under the Loan Agreement, if we choose to prepay the principal with respect to any future draw down after the Effective Date, any such prepayment within the first 36 months after the Effective Date will be subject to a prepayment charge equal to 1.5% of the principal amount prepaid. No prepayment charge will be assessed for any prepayment occurring more than 36 months after the Effective Date.

Under the Loan Agreement, the maturity date, interest only payment dates, end of term charges, collateral, events of default, representations, warranties and covenants remain consistent with the terms of the Original Loan Agreement, except as follows:

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

We are in compliance with the covenants under the Loan Agreement as of March 31, 2023. The interest-only payment period was extended from April 2023 to April 2024 upon the achievement of positive top-line results from the IMerge Phase 3 clinical trial in January 2023.

As of March 31, 2023, the net carrying value of the debt under the Loan Agreement was $51,399,000, which includes the principal amount of $50,000,000 less net unamortized debt discounts and issuance costs of $556,000 plus accrued end of term charge of $1,955,000. The carrying value of the debt approximates the fair value as of March 31, 2023. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of March 31, 2023 (in thousands):

Remainder of 2023	$5,244
2024	39,193
2025	20,006
Total	64,443
Less: amount representing interest	(11,168)
Less: unamortized debt discount and issuance costs	(556)
Less: unaccrued end of term charge	(1,320)
Less: current portion of debt	—
Noncurrent portion of debt	$51,399

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

5. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. On September 2, 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, or the Stipulation, which is subject to Court approval. On October 13, 2022, the Court preliminarily approved the parties’ settlement, and permitted notice to be distributed to the class members. On March 30, 2023, the Court held a hearing on the motion for final approval of settlement and plan of allocation and ordered supplemental notice be sent to all of the class members. A second final approval hearing is scheduled for August 24, 2023. Final approval of the settlement by the Court is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which was paid into an escrow account under our available insurance coverage and, at our election, $7,000,000 in either shares of our common stock and/or cash which is payable after final approval of the settlement by the Court. The proposed settlement does not constitute an admission of fault or wrongdoing by Geron or our Chief Executive Officer. The proposed settlement remains subject to final approval by the Court and certain other conditions. As of March 31, 2023 and December 31, 2022, our portion of the settlement amount of $7,000,000 has been included in accrued liabilities on our condensed consolidated balance sheets.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, or the Chancery Court, two were filed in the U.S. District Court for the District of Delaware, or the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, or the San Mateo Superior Court, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Chancery Court, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Chancery Court heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the Chancery Court Derivative Lawsuits. A final approval hearing regarding the Derivative Stipulation has been scheduled for May 17, 2023. Final approval of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or more of the parties to the settlement may exercise their right to terminate the settlement agreement;

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

•
The consolidated shareholder derivative actions filed in the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated District of Delaware derivative actions;
•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated securities class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the consolidated securities class action lawsuit. Subsequent to the grant of class certification in the consolidated securities class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated securities class action lawsuit or a final, non-appealable judgment in the consolidated securities class action lawsuit. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court will resolve the consolidated derivative actions in the Northern District; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the San Mateo Superior Court on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

Under the terms of the Derivative Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated shareholder derivative actions filed in the Northern District, the District of Delaware, and the Chancery Court, we agreed to pay and/or to cause our insurance carriers to pay a total of $1,350,000, comprised of $525,000 in cash, which is payable under our available insurance coverage and $825,000 in cash payable by us. The proposed settlement remains subject to final approval by the Chancery Court and certain other conditions, upon which the settlement amounts are payable. The proposed settlement does not constitute an admission of fault or wrongdoing by our current officers or current and former members of our board. As of March 31, 2023 and December 31, 2022, we have recorded the total settlement amount of $1,350,000 as accrued liabilities and $525,000 as interest and other receivables on our condensed consolidated balance sheets.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against the pending lawsuits and any other related lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed above, we have recorded the total settlement amount for the Derivative Stipulation on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 and our portion of the settlement amount under the Stipulation remains accrued on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Such amounts could be material to our condensed consolidated financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits, other than settlement amounts under the Stipulation and the Derivative Stipulation. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

Severance Plan

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are (i) above the Vice President level, (ii) hired by the Company before January 1, 2022, or (iii) not subject to performance improvement plans, and provides for, among other benefits: (x) a severance payment upon a Change of Control Triggering Event and Separation from Service and (y) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the Severance Plan, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where a non‑executive employee is terminated by us without cause. Severance payments range from three to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non‑executive employees supersede the provisions of the Severance Plan. As of March 31, 2023, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

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

Due to the dynamic and unpredictable effects of the COVID-19 pandemic, we have had and expect to continue to have disruptions and/or delays in our imetelstat development program, including with respect to our ability to initiate trial sites, enroll and assess patients, maintain patient enrollment, ensure patient clinical and lab collection visits, conduct monitoring visits, supply study drug, report trial results, and interact with regulators or other important agencies due to limitations in employee resources or otherwise. Restrictions on travel, availability of site personnel, and diversion of hospital staff and resources to COVID-19 patients, have disrupted our trial operations, as well as patient recruitment in many areas, resulting in a slowdown in patient enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site initiation and monitoring. If the effects of the COVID-19 pandemic continue and/or become more severe, we could experience significant disruptions to our clinical development timelines, delays in clinical site initiation and patient enrollment in IMpactMF, IMproveMF and IMpress, and other disruptions that could severely impact our business and the imetelstat development program.

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

The effects of the COVID-19 pandemic and the military conflict between Ukraine and Russia, including the significant sanctions imposed against Russia, as well as broader economic conditions, including inflation, rising interest rates, the prospects for a recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital, which could negatively affect our liquidity, our ability to complete IMpactMF, IMproveMF and IMpress and to commence, conduct and complete any other potential future clinical trials of imetelstat. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, as well as inflation, rising interest rates, the prospects for a recession, and recent and potential future disruptions in access to bank

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

deposits or lending commitments due to bank failures could materially and adversely affect our business and the value of our common stock.

The extent to which global economic conditions, including those resulting from the COVID-19 pandemic, the military conflict between Ukraine and Russia and recent and potential future bank failures, ultimately impact our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, the effectiveness of actions taken globally to contain and treat COVID-19, whether the military conflict between Ukraine and Russia resolves in a timely manner, or at all, and whether the U.S. and/or international banking system stabilizes despite recent and any potential future bank failures. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

6. STOCKHOLDERS’ EQUITY

Public Offering

On January 10, 2023 we completed the January 2023 offering consisting of 68,007,741 shares of our common stock and the 2023 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $2.45 per share. The public offering price of the 2023 pre-funded warrant was $2.449 per share. The 2023 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2023 pre-funded warrant is exercised in full. As of March 31, 2023, none of the 2023 pre-funded warrant has been exercised. The net cash proceeds from this offering were $213,337,000, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2023 pre-funded warrant.

Upon the issuance of the 2023 pre-funded warrant, we evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2023 pre-funded warrant include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we concluded the 2023 pre-funded warrant should be classified as equity with no subsequent remeasurement as long as such warrant continue to be classified as equity.

Warrant Exercises

In the first quarter of 2023, warrants to purchase 44,983,194 shares of Geron common stock were exercised for net cash proceeds of approximately $59,835,000. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020 and April 2022. As of March 31, 2023, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per shares to purchase 51,430,477 shares of our common stock;
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 8,174,503 shares of our common stock related to the May 2020 offering; and
•
stock purchase warrants with an exercise price of $1.45 per share to purchase 26,666,669 shares of our common stock related to the April 2022 offering.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2022, as filed with the United States Securities and Exchange Commission, or SEC, on March 16, 2023, or 2022 Form 10-K.

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

Based on the positive top-line data from IMerge Phase 3 and the prior IMerge Phase 2, we plan to submit a New Drug Application, or NDA, to the FDA in the United States, or U.S., in mid-2023 and a marketing authorization application, or MAA, in Europe in the second half of 2023 for the use of imetelstat in adult patients with lower risk MDS. If the NDA is accepted for filing and imetelstat is approved for commercialization by the FDA within the timelines we expect, we anticipate commercial launch of imetelstat in lower risk MDS in the U.S. could occur in the first half of 2024. In Europe, we anticipate review of the planned MAA, if validated by the European Medicines Agency, or EMA, could take approximately 14 months and, if approved, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur by the end of 2024.

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

Current Status of Phase 3 Clinical Trials

IMerge Phase 3 in Lower Risk MDS

The trial has been extended to allow remaining patients to continue to receive treatment of either imetelstat or placebo. In addition, patients are being followed for survival and disease progression, which allows us to continue to assess the longer-term durability of transfusion independence, as well as survival, disease progression and safety. Further data and analyses from longer patient follow up is expected to be presented at future medical meetings.

IMpact MF in Relapsed/Refractory MF

As of March 31, 2023, 150 of 176 selected sites were open for patient enrollment. Additional site selection and site openings are ongoing. Several recruitment initiatives are being conducted, as well as more engagement with investigators through on site visits or interactions at medical meetings.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of March 31, 2023, we had approximately $409.2 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $50.0 million.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2023, we had an accumulated deficit of approximately $1.5 billion.

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

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in our 2022 Form 10-K.

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

We recognized royalty revenues of $21,000 for the three months ended March 31, 2023, compared to $123,000 for the same period in 2022. Royalty revenues in 2023 and 2022 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. We expect royalty revenues in 2023 to be comparable to 2022 from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three months ended March 31, 2023 and 2022, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2023 and 2022, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
	(Unaudited)
Direct external expenses	$17,764	$15,107
Personnel-related expenses	7,699	5,821
All other expenses	1,756	1,171
Total research and development expenses	$27,219	$22,099

The increase in research and development expenses for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects the net result of increased personnel-related expenses for additional headcount and higher clinical trial costs related to supporting IMerge Phase 3 and IMpactMF; partially offset by decreased manufacturing costs due to the timing of imetelstat manufacturing batches. We expect research and development expenses to increase in the future as we conduct and complete ongoing clinical trials of imetelstat. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $12.9 million for the three months ended March 31, 2023, compared to $6.7 million for the same period in 2022. The increase in general and administrative expenses for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects new costs for commercial preparatory activities of approximately $1.7 million; and higher personnel-related expenses of approximately $3.5 million for additional headcount. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential stage-gated commercialization activities continue.

Interest Income

Interest income was $3.9 million for the three months ended March 31, 2023, compared to $112,000 for the same period in 2022. The increase in interest income for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in January 2023, as well as higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates. See Note 6 on Stockholders' Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in January 2023.

Interest Expense

Interest expense was $1.9 million for the three months ended March 31, 2023, compared to $1.5 million for the same period in 2022. The increase in interest expense for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects rising interest rates. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other income was $39,000 for the three months ended March 31, 2023 and net other expense was $56,000 for the three months ended March 31, 2022. Net other income and (expense) primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had cash, restricted cash, cash equivalents, and marketable securities of $409.2 million, compared to $173.1 million at December 31, 2022. The increase in cash, restricted cash, cash equivalents and marketable securities during the three months ended March 31, 2023 was primarily the net result of the receipt of net cash proceeds of $213.3 million from our underwritten public offering completed in January 2023 and receipt of cash proceeds from exercise of outstanding warrants of $59.8 million, partially offset by cash being used for operations.

On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering are $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excludes any future proceeds from the exercise of the 2023 pre-funded warrant, which has not been exercised. See Note 6 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten public offering completed in January 2023.

From January 1, 2023 through March 31, 2023, we have received $46.7 million in cash proceeds from the exercise of the 2020 purchase warrants, representing 35,935,576 shares of our common stock. From January 1, 2023 through March 31, 2023, we have received $13.1 million in cash proceeds from the exercise of the 2022 purchase warrants, representing 9,047,617 shares of our common stock.

As of March 31, 2023, we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of March 31, 2023, a total of $55.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $30.0 million is available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB (First-Citizens Bank & Trust Company as of March 27, 2023). See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the second amendment.

We have an investment policy to invest our cash in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, U.S. Treasury securities, municipal securities, government and agency securities, commercial paper and corporate notes. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the three months ended March 31, 2023. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of March 31, 2023. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Future Funding Requirements

Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all.

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
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, IMpress, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic conditions like the COVID-19 pandemic, or civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia;
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
•
our ability to establish, enforce and maintain collaborative or other strategic arrangements for research, development, clinical testing and manufacturing of imetelstat on favorable terms, if at all;

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
•
the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license imetelstat;
•
the extent to which we are able to enter into strategic partnerships, collaborations and alliances or licensing arrangements with third parties including for the commercialization and marketing of imetelstat in certain global regions;
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
•
broader economic conditions, including inflation, rising interest rates, the prospects for a recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as factors such as the global economic slowdown, inflation, rising interest rates and the prospects for a recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (First-Citizens Bank & Trust Company as of March 27, 2023) for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession, or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, including net cash proceeds from our recent underwritten public offering in January 2023, future interest income, future proceeds from potential cash exercises of currently outstanding warrants and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley or potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB (First-Citizens Bank & Trust Company as of March 27, 2023) for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2023 and 2022 was $46.4 million and $34.0 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects higher payments to support ongoing clinical trials of imetelstat, commercial preparatory activities, and increases in headcount to support pre-approval and commercialization efforts.

Cash Flows from Investing Activities

Net cash used in investing activities was $178.7 million for the three months ended March 31, 2023 and net cash provided by investing activities was $30.4 million for the three months ended March 31, 2022. The increase in net cash used in investing activities for the three months ended March 31, 2023, compared to the same period in 2022, primarily reflects a higher rate of purchases than maturities of marketable securities in 2023 from the investment of net cash proceeds received from the underwritten public offering completed in January 2023 and warrant exercises in the first quarter of 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $281.0 million and none, respectively. Financing activities in 2023 primarily reflect the receipt of net cash proceeds from the underwritten public offering completed in January 2023 and warrant exercises in the first quarter of 2023.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB (First-Citizens Bank & Trust Company as of March 27, 2023), as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2022 Form 10-K and there have been no changes to the contractual terms of our operating leases during the three months ended March 31, 2023.

In the normal course of business, we enter into agreements with CROs for clinical trials and third-party manufacturers for clinical supply manufacturing and with other vendors for non-clinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancellable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

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

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the 2022 Form 10-K.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described below, and this summary is qualified in its entirety by that description. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below as part of your evaluation of an investment in our common stock.

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
•
Our failure to obtain regulatory approval for imetelstat in the U.S. would have a material adverse effect on our business that would likely cause us to cease operations.
•
If imetelstat is approved for marketing and commercialization in lower risk MDS and we are unable to establish sales, marketing and distribution capabilities, or obtain coverage and adequate third-party payor reimbursement, we will be unable to successfully commercialize imetelstat.
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
•
If IMpactMF fails to demonstrate safety and effectiveness to the satisfaction of the FDA or international regulatory authorities or does not otherwise produce positive results, we would incur additional costs, experience delays in completing or ultimately fail in completing the development and commercialization of imetelstat in patients with relapsed/refractory MF which would have a material adverse effect on our business, business prospects and the future of imetelstat.
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

•
The COVID-19 pandemic has affected and continues to affect our ability to conduct clinical trial activities, causing delays in IMpactMF, IMproveMF, and our investigator-led clinical trial, IMpress. Additionally, the COVID-19 pandemic may delay and disrupt regulatory activities and our manufacturing and supply chain and have other adverse effects on our business and operations.
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
•
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
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
•
obtain sufficient safety and efficacy data from IMpactMF to support any application for regulatory approval in relapsed/refractory MF, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile;
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

Currently, the active clinical trials of imetelstat are IMpactMF and IMproveMF, and IMpress. In addition, we have extended IMerge Phase 3 to allow remaining patients to continue to receive treatment of either imetelstat or placebo, and such patients are also being followed for survival and disease progression, as well as safety. The conduct and completion of IMpactMF, IMproveMF and IMpress could be interrupted, delayed or abandoned for a variety of reasons, including due to the effects of macroeconomic conditions such as the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession. In particular, the fluidity and dynamic nature of the COVID-19 pandemic precludes any firm estimates as to the ultimate effect COVID-19 will have on our current and potential future clinical trials, our operations and our business, all of which depend on the continued worldwide progress toward managing this health crisis. The emergence of COVID-19 variants and subvariants, and the resurgence of COVID-19 cases in many parts of the world cause further uncertainty and unpredictability on clinical trial activities, including clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel. Based on assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS for IMpactMF may occur in 2024 and the final analysis may occur in 2025. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected. Such macroeconomic conditions have and may continue to cause delays and suspensions in clinical trial activities at clinical sites. In addition, we may also experience clinical trial failures or delays related to:

•
overcoming patient recruitment and enrollment challenges and operational delays related to opening new clinical sites, and conducting and completing IMpactMF, IMproveMF and IMpress, while also competing with clinical trials for other investigational drugs in the same patient population;
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
•
contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including providing for valid mechanisms to engage in cross-border data transfers, as well as identifying, recruiting and training suitable clinical investigators, especially other competing clinical trials in MF and other oncology indications;
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
•
manufacturing sufficient quantities that meet our specifications and timelines of imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other similar international regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; infections or cross-contaminations of product candidates in the manufacturing process; or capacity limitations;
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

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, IMproveMF and the investigator-led clinical trial IMpress, whether as a result of the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in screening, enrolling and retaining patients in IMpactMF, IMproveMF and IMpress, as well as treating and following the remaining patients in IMerge Phase 3, whether as a result of the effects macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine, Russia and nearby European countries, and have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current civil or political unrest conditions, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel.

Although we reported positive top-line results from IMerge Phase 3 in January 2023, the trial has been extended to allow remaining patients to continue to receive treatment of either imetelstat or placebo, which allows us to continue to assess the longer-term durability of transfusion independence, as well as survival, disease progression and safety. Such assessments would be precluded or adversely affected if we experience difficulties in retaining such patients, whether due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, or for any other reasons. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF, IMproveMF and IMpress, depend on many factors, such as:

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
•
gastrointestinal events;

•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF, IMpress or any potential future clinical trials of imetelstat, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials and any potential commercialization efforts, which might cause us to cease operations. For example, we are aware of a case in our IMpactMF clinical trial of a patient with myelofibrosis associated with underlying progressive bone marrow failure, who died from febrile neutropenia, pulmonary hemorrhage and bilateral pneumonia, which, at the time of reporting, the investigator related to imetelstat. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

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

For example, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we reported positive top-line results from IMerge Phase 3 in January 2023, our decision to shorten the follow-up period after the last patient has been enrolled may result in further clinical responses that may have occurred after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this additional data from the primary analysis could reduce the overall efficacy results of the trial, including durability of transfusion independence, which could limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or similar international regulatory authorities, cause them not to approve imetelstat at all or require additional clinical trials or further testing prior to granting any regulatory approval to market imetelstat in lower risk MDS.

Moreover, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, our Phase 2 clinical trial in relapsed/refractory MF, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we therefore determined not to add a third dosing arm to the trial design, and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat in relapsed/refractory MF by the FDA or similar international regulatory authorities.

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

In January 2023, we announced positive top-line results from IMerge Phase 3. Such top-line results may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, top-line results, including from IMerge Phase 3, should be viewed with caution. Moreover, as remaining patients in IMerge Phase 3 continue to be treated and followed under the extension phase of the trial and longer-term outcomes are assessed, these additional and more mature data may alter the benefit-risk profile of imetelstat. Material adverse differences in future results, compared to preliminary, interim or top-line data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, including the potential commercialization of imetelstat, and might cause us to cease operations.

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

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties we contract with for execution of our current and potential future clinical trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained CROs to support our imetelstat clinical development activities, and any failure by our CROs to perform their contractual obligations, or disputes with our CROs about the quality of their performance or other matters, could further delay or halt our imetelstat clinical development activities, including current or future imetelstat clinical trials. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

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

We will not control the design or administration of the investigator-led clinical trial, IMpress, or any potential future investigator-led trials, nor the submission, approval or maintenance of any IND or international equivalent filings required to conduct these clinical trials. In addition, we will not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any potential future investigator-led clinical trial could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials.

Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay the further clinical development or marketing approval of imetelstat for any indication. To the extent that the results of any investigator-led clinical trials raise safety or other concerns regarding imetelstat, regulatory authorities may question the results of such investigator-led clinical trials, or question the results of company-sponsored trials, IMerge Phase 3, IMpactMF, and IMproveMF.

Safety concerns arising from future investigator-led clinical trials could result in partial or full clinical holds being placed on the imetelstat INDs by the FDA or other similar international regulatory authorities, as occurred in March 2014, which would further delay or prevent us from advancing imetelstat into further clinical development and cause us to discontinue our development of imetelstat, which would severely harm our business and prospects, including the potential commercialization of imetelstat, and could potentially cause us to cease operations.

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

Furthermore, in IMerge Phase 3 we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis. Although we reported positive top-line results from IMerge Phase 3 in January 2023, our decision to shorten the follow-up period after the last patient has been enrolled may result in further clinical responses that may have occurred after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this future data from the primary analysis could reduce the overall efficacy results, including durability of transfusion independence, which could otherwise delay, limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or similar international regulatory authorities or require additional clinical trials and further testing prior to granting any regulatory approval to market imetelstat in lower risk MDS.

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
•
failure to demonstrate to the FDA or similar international regulatory authorities that imetelstat’s efficacy results provide sufficient evidence of overall clinical benefit;
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
•
we or any third-party service providers may be unable to demonstrate compliance with GMP, and/or GCP, to the satisfaction of the FDA or similar international regulatory authorities;
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

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process. For example, following the result of a referendum in 2016, the United Kingdom, or U.K., left the EU on January 31, 2020, commonly referred to as Brexit, and its withdrawal from the EU was completed on December 31, 2020. The withdrawal of the U.K. from the EU has resulted in uncertainty in relation to the regulatory process in the U.K., and for Europe could potentially result in a delay in the review of regulatory submissions which could also lead to less efficient, more expensive, and potentially lengthier regulatory review processes for companies like us, who may seek to obtain regulatory approval for drug products in the EU or the U.K. Such regulatory changes in the U.K. or elsewhere could adversely affect and/or delay our ability to obtain approval of, and market and sell, imetelstat in the U.S. or other countries.

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

We will need to complete substantial preparations to be ready for any potential future commercialization of imetelstat, and currently we are in the process of establishing sales, marketing or distribution capabilities. As a company, we have no experience in selling and marketing products. To advance imetelstat to potential marketing approval, we will be required to complete our commercialization preparatory activities, and continue to incur related expenses, before we obtain any marketing approval. These activities will include, among other things, the development of an in-house marketing and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other companies to recruit, hire, train and retain qualified marketing and sales personnel. If we are unable to adequately prepare for the potential future commercialization of imetelstat, we may not be able to generate product revenue if marketing authorization is obtained.

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

In Europe, the Clinical Trials Regulation, which came into effect in January 2022, introduced substantial changes in how clinical trials are authorized in the European Economic Area, or EEA, enabling sponsors to submit a single application to run a clinical trial in several European countries. The objectives of the new regulation include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. Commencing in January 2023, clinical trial sponsors will need to use the Clinical Trials Information System, or CTIS, to apply to start a new clinical trial in the EEA; and from January 2025, clinical trials in the EEA will need to comply with the Clinical Trials Regulation.

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

Uncertainty in the regulatory framework and future legislation could lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Changes to existing regulations may add considerably to the time from clinical development to marketing authorization and commercialization of products in the EU and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see Item 1 “Business—Government Regulation— Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations” in our 2022 Form 10-K.

Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, our ability to operate our business and our results of operations could be adversely affected by:

•
the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement and imprisonment;
•
possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs;
•
reputational harm;
•
diminished profits and future earnings;
•
additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws; and
•
curtailment of our operations.

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
•
supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic conditions such as the COVID-19 pandemic, and civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia;
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

Our imetelstat manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. In this regard, a recent FDA inspection of one of our third-party manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not directly related to the production of imetelstat, could impact the manufacturer’s ability to produce and deliver products, including imetelstat, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. In addition, we may not be able to obtain imetelstat from third-party manufacturers on acceptable terms, or at all. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials and potential commercialization on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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

RISKS RELATED TO COVID-19

The effects of the COVID-19 pandemic have negatively impacted, and will likely continue to negatively impact, our business and healthcare resources around the world, including a significant number of current and planned clinical sites involved with IMpactMF, IMproveMF and IMpress.

Our business and business prospects, our financial condition and ability to raise additional capital, and the future of imetelstat generally could be materially and adversely affected by the effects of the COVID-19 pandemic. The COVID-19 pandemic and public health safety measures taken in response to COVID-19 have had a significant impact, both direct and indirect, on businesses, as significant reductions in business-related activities have occurred, clinical development and regulatory activities have been curtailed, delayed or suspended and supply chains have been disrupted. We have allowed voluntary access to our offices in California and New Jersey to employees who have been vaccinated. While almost all of our employees continue to work remotely without any significant disruption to our business, the effects of our policies regarding remote working may negatively impact productivity, disrupt our business and continue to delay our imetelstat development program and clinical trial timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, our increased reliance on personnel working remotely could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations could continue to negatively impact our business and business prospects, our financial condition and the future of imetelstat.

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

The effects of the COVID-19 pandemic, as well as broader economic conditions, including inflation, rising interest rates and the prospects for a recession, have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing or eliminating our ability to raise additional capital. In the absence of future proceeds from potential cash exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing of availability of additional funds under the Loan Agreement, if at all. In addition, the global economic slowdown caused by, among other things, the COVID-19 pandemic and the military conflict between Ukraine and Russia, inflation, rising interest rates and the prospects for a recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our business and the value of our common stock. As a result of these factors, our ability to raise additional capital may be impaired which could negatively affect our liquidity, our business and business prospects, and the future of imetelstat.

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2023, we had approximately $409.2 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Based on our current operating plan and our expectations regarding the timing of the submission and potential acceptance and approval of our planned NDA by the FDA for imetelstat in lower risk MDS and the potential commercialization in the U.S. for the use of imetelstat in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024. In the absence of potential proceeds from exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all.

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
•
our ability to establish, enforce and maintain collaborative or other strategic arrangements for research, development, clinical testing and manufacturing of imetelstat on favorable terms, if at all;
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
•
the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license imetelstat;
•
the extent to which we are able to enter into strategic partnerships, collaborations and alliances or licensing arrangements with third parties including for the commercialization and marketing of imetelstat in certain global regions;
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
•
broader economic conditions, including inflation, rising interest rates, the prospects for a recession, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as factors such as the global economic slowdown, inflation, rising interest rates and the prospects for a recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recession, or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, and may in the future be affected by other factors which are unpredictable and over which we have no control. In this regard, the effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic conditions like the COVID-19 pandemic, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates, prospects of a recessions or recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, including net cash proceeds from the January 2023 offering, future interest income, future proceeds from potential cash exercises of currently outstanding warrants and potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley or potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of March 31, 2023, our accumulated deficit was approximately $1.5 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

As of March 31, 2023, the total outstanding principal amount under the Loan Agreement was $50.0 million. The tranches for the remaining $55.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) the second remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first three remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development and potential commercialization of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

All obligations under the Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property, which is subject to a negative pledge. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down any of the remaining tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity. Our indebtedness could also have important negative consequences, including:

•
we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities; and
•
our failure to comply with the obligations of our affirmative and restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules and SVB could seek to enforce their security interest in the assets securing such indebtedness.

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

The Loan Agreement also contains financial covenants. Beginning June 1, 2022 and prior to receiving potential regulatory approval for imetelstat, if any, we are required to maintain a minimum cash balance in an amount equal to the greater of 50% of the outstanding principal amount under the Loan Agreement or $30.0 million. Under the Loan Agreement, if we enter into certain licensing transactions, this cash covenant requirement would increase to $35.0 million. After the potential regulatory approval for imetelstat, if any, the minimum cash requirement may be satisfied through one of the following three options, as elected by us: (a) maintaining a cash balance in an amount not less than 40% of the outstanding principal amount under the Loan Agreement; (b) maintaining a cash balance in an amount not less than 25% of the outstanding principal amount under the Loan Agreement, if our market cap is or exceeds $750.0 million; or (c) maintaining six month net product revenues of at least 70% of net product revenues forecasted by us, should any potential regulatory approval for imetelstat be obtained. The breach of any of these restrictive covenants or any other terms of the Loan Agreement would accelerate our obligation to repay our indebtedness under the Loan Agreement, which could have a material adverse effect on our business, business prospects and financial position.

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

In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive a patent term extension of up to five years beyond its normal expiration. The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Only one of our imetelstat U.S. patents may be eligible for patent term extension under the Hatch-Waxman Act. We plan to apply to the Patent Office for patent term extension of one or more patent(s). Once the Patent Office and the FDA determine the extension period for each proposed eligible patent, we will select the one patent to be extended. Currently, communication of patent term extension approval and the length of the granted extension period by the Patent Office may occur up to five years from filing of an application for patent term extension. Accordingly, we will decide on the specific patent to be extended only after such communication from the Patent Office.

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

Also, there are regulations for the listing of patents in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. If we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If imetelstat is approved for commercial sale and an appropriate patent covering imetelstat is not listed in the Orange Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of imetelstat. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As a result of the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing a patent application that the persons or entities that we name as inventors or applicants in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions, or inventions that were developed by our former collaboration partner and assigned to us, for the future development, commercialization and manufacture of imetelstat. As a result, if we are not the first inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of imetelstat. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our U.K. patents and our ability to establish and maintain European trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, was approved and included regulations with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. The EU Patent Package was ratified in February 2023 and currently covers 17 EU states. On June 1, 2023, all European patents, including those issued prior to ratification, will by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions and also be at risk of central revocation at the UPC in participating UPC states. Under the EU Patent Package, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year transitional period after June 1, 2023, the date the EU Patent Package comes into effect. Owners of European patent applications who receive notice of grant after the EU Patent Package comes into effect could, for the UPC contracting states, either obtain a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

We may become aware of discoveries and technologies controlled by third parties that are advantageous or necessary to further develop or manufacture imetelstat. Under such circumstances, we may initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required to pursue the research, development, manufacturing or commercialization of imetelstat on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our failure to comply with any material obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause further delays in the development efforts for imetelstat and could increase the development and/or production costs of imetelstat. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from pursuing research, development, manufacturing or commercialization of imetelstat, which would materially and adversely impact our business. Failure by us to obtain rights to alternative technologies or a license to any technology that may be required to pursue research, development, manufacturing or commercialization of imetelstat would further delay current and potential future clinical trials of imetelstat and any applications for regulatory approval, impair our ability to sell imetelstat, if approved, and therefore result in decreased sales of imetelstat for us. Occurrence of any of these events would materially and adversely affect our business, and might cause us to cease operations.

We are seeking registered trademarks for a commercial trade name for imetelstat in the U.S. and jurisdictions outside of the U.S. and failure to secure such registrations could adversely affect our business.

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the Patent Office and in comparable agencies in many jurisdictions outside of the U.S., third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the EMA respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA rejects all of our proposed proprietary product names, we may be required to expend additional time and resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

Other than imetelstat, we do not currently have any other product candidates. While we have initiated a discovery program to identify a lead compound as a potential next generation oral telomerase inhibitor, our discovery efforts are at an early stage and may not be successful. In this regard, internal discovery efforts to identify new product candidates require substantial technical, financial and human resources, and the outcome of those efforts are uncertain and unpredictable. In addition, these discovery efforts may initially show promise in identifying a potential product candidate, yet fail to yield a product candidate for clinical development for a number of reasons, including where the research methodology used may not be successful in identifying a potential product candidate, or where a potential product candidate may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that it is unlikely to be an effective product. Furthermore, in addition to research and development risks, any potential lead compounds identified during discovery may not be patentable, and therefore unsuitable for further development. Likewise, our research efforts to evaluate imetelstat in lymphoid hematologic malignancies may not be successful. In any event, notwithstanding our research and discovery efforts, we remain and expect to continue remain wholly reliant upon the development of imetelstat, our sole product candidate, for the foreseeable future. If we are unable to successfully develop and commercialize imetelstat, our business and business prospects would be severely harmed, which might cause us to cease operations. Similarly, if we are unable to discover and develop new product candidates or to develop imetelstat in lymphoid hematologic malignancies through our research and discovery efforts, our business and business prospects would be harmed.

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

In the absence of future proceeds from potential cash exercises of currently outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. However, we cannot predict with any certainty whether and to what extent the outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital if and when needed, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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

We have established subsidiaries in the United Kingdom and the Netherlands, which exposes us to additional costs and risks.*

The wholly-owned subsidiaries we have established in the U.K. and the Netherlands subject us to certain additional costs and risks associated with doing business outside the U.S., including:

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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.; and
•
compliance with the United Kingdom Bribery Act 2010, or UK Bribery Act, and similar antibribery and anticorruption laws in the Netherlands and other jurisdictions, and the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, including by failing to maintain accurate information and control over sales and distributors’ activities.

In addition, our international operations in the U.K. and the Netherlands expose us to fluctuations in currency exchange rates between the British pound, the Euro and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have an adverse effect on our financial condition and results of operations.

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

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020, and on August 20, 2020, the lead plaintiffs filed a consolidated class action complaint. The consolidated class action complaint alleges violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with allegedly false and misleading statements made by us related to IMbark during the period from March 19, 2018, to September 26, 2018. The consolidated class action complaint alleges, among other things, that we violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by failing to disclose facts related to the alleged failure of IMbark to meet the two primary endpoints of the trial, spleen response rate and Total Symptom Score, and that our stock price dropped when such information was disclosed. The plaintiffs in the consolidated class action complaint seek damages and interest, and an award of reasonable costs, including attorneys’ fees. On October 22, 2020, lead plaintiffs filed an amended consolidated class action complaint. We filed a motion to dismiss the amended consolidated class action complaint on November 23, 2020. On April 12, 2021, the Court granted in part and denied in part our motion to dismiss. Our answer to the amended consolidated class action complaint was filed on May 13, 2021. On September 30, 2021, lead plaintiffs filed their motion for class certification, and on April 2, 2022, the Court granted the lead plaintiffs’ motion for class certification. On September 2, 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, or the Stipulation, which is subject to court approval. On October 13, 2022, the Court preliminarily approved the parties’ settlement, and permitted notice to be distributed to the class members. On March 30, 2023, the Court held a hearing on the motion for final approval of the settlement and plan of allocation and ordered supplemental notice to be sent to all of the class members. A second final approval hearing is scheduled for August 24, 2023. Final approval by the Court of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, or the Chancery Court, two were filed in the U.S. District Court for the District of Delaware, or the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, or the San Mateo Superior Court, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Chancery Court, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated securities class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the Chancery Court Derivative Lawsuits. A final approval hearing regarding the Derivative Stipulation has been scheduled for May 17, 2023. Final approval of the settlement is subject to a number of conditions and contingencies out of our control. There can be no guarantee that all of these conditions and contingencies will occur. Should a material condition or contingency to the settlement fail to occur, one or more of the parties to the settlement may exercise their right to terminate the settlement agreement;
•
The consolidated shareholder derivative actions filed in the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated District of Delaware derivative actions;

•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated securities class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the securities consolidated class action lawsuit. Subsequent to the grant of class certification in the consolidated class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated securities class action lawsuit or a final, non-appealable judgment in the consolidated securities class action lawsuit. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated derivative actions in the Northern District; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the San Mateo Superior Court on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed in Note 5 on Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, we recorded our portion of the settlement amounts for the Stipulation and the Derivative Stipulation on our consolidated statements of operations for the year ended December 31, 2022, as well as corresponding liabilities on our consolidated balance sheet as of December 31, 2022. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in the settlement or defense of the pending lawsuits and any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen-Cilag NV in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene. Bristol-Myers Squibb Company, or BMS, has announced that the FDA accepted the supplemental Biologics License Application, or sBLA, for luspatercept for Priority Review in first-line LR-MDS and set a Prescription Drug User Fee Act (PDUFA) review date of August 28, 2023. The announcement also stated that the EMA had validated the equivalent Type II Variation Application, indicating that hte EMA's centralized review can also begin.

Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc; Onureg (oral azacitidine) by BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceuticals Co., Ltd.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS; etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc.

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

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor by GlaxoSmithKline plc which has a PDUFA date of June 16, 2023 for approval in the U.S.; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; development of parsaclisib, a PI3K delta inhibitor, by Incyte has been discontinued in both the front-line and JAKi treated MF Phase 3 trials. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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
•
the extent to which imetelstat is approved for inclusion on National Comprehensive Cancer Network Clinical Practice Guidelines in Oncology and formularies in hospitals and managed care organizations;
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

Our market opportunity may also be limited by the pricing we are able to achieve for imetelstat, if approved, the quality and expiration of our intellectual property rights and licenses, duration of imetelstat treatment in an indication and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for imetelstat that we or any potential future collaborative partners develop could be significantly diminished which would have a material adverse impact on our business and business prospects.

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

•
Requirement that the federal government negotiate prices for certain high-expenditure single-source drugs covered under Medicare Part B and D with the highest total spending, beginning in 2026; and
•
Requirement that drug companies pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries, beginning in 2023.

Furthermore, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. HHS subsequently released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved.

Moreover, the U.S. and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for imetelstat.

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

Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our non-clinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could adversely affect our business, financial condition, results of operations or prospects through:

•
the imposition of civil, criminal and administrative penalties, damages, monetary fines;
•
possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs;
•
contractual damages;
•
reputational harm;
•
diminished potential profits and future earnings; and
•
curtailment of our operations.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.

Historically, our stock price has been extremely volatile. Between January 1, 2014 and March 31, 2023, our stock has traded as high as $6.99 per share and as low as $0.75 per share. Between April 1, 2022 and March 31, 2023, the price has ranged between a high of $3.84 per share and a low of $1.18 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding our ability to timely submit applications for regulatory approvals of imetelstat in lower risk MDS;
•
regulatory approval or non-approval of imetelstat, specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review process;
•
announcements regarding the research and development of imetelstat, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, or for potential future clinical trials of imetelstat, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
•
obtaining additional capital on commercially reasonable terms to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, and to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and other future indications;
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
•
disputes or other developments relating to imetelstat proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

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

As of March 31, 2023, 508,731,846 shares of common stock are issued and outstanding, and we had reserved 166,198,154 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties whom we rely on fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor, including our clinical trial sites, to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, our clinical trials if any); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize imetelstat; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign sales and earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, as modified by the CARES Act, significantly revised the Code, and recently enacted federal tax legislation made additional changes. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to such legislation may adversely affect us, and certain aspects of such legislation could be repealed or modified in the future, which could have an adverse effect on us. For example, the recently enacted Inflation Reduction Act of 2022, or the Inflation Reduction Act, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of earnings from other countries, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
4.1	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	January 6, 2023	000‑20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 11, 2023
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 11, 2023
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 11, 2023**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 11, 2023**
101

The following materials from the Registrant’s March 31, 2023 Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GERON CORPORATION

Date: May 11, 2023	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)