Form 10-Q
period 2023-06-30
GERON CORP
filed 2023-08-03
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 27, 2023:
Common Stock, $0.001 par value	523,370,675 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$56,903	$56,845
Restricted cash	535	364
Marketable securities	314,475	115,901
Interest and other receivables	1,187	3,144
Prepaid and other current assets	4,179	3,992
Total current assets	377,279	180,246
Noncurrent marketable securities	28,281	—
Property and equipment, net	1,147	793
Operating leases, right-of-use assets	3,841	4,147
Deposits and other assets	4,748	5,389
	$415,296	$190,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,673	$10,190
Accrued compensation and benefits	8,232	11,534
Operating lease liabilities	786	925
Debt	10,842	20,945
Accrued liabilities	45,036	33,100
Total current liabilities	72,569	76,694
Noncurrent operating lease liabilities	3,498	3,671
Noncurrent debt	40,802	30,212
Commitments and contingencies
Stockholders' equity:
Common stock	522	390
Additional paid-in capital	1,799,841	1,493,469
Accumulated deficit	(1,500,991)	(1,413,642)
Accumulated other comprehensive loss	(945)	(219)
Total stockholders' equity	298,427	79,998
	$415,296	$190,575

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Revenues:
Royalties	$29	$73	$50	$196

Operating expenses:
Research and development	35,490	20,606	62,709	42,705
General and administrative	16,490	7,443	29,384	14,142
Total operating expenses	51,980	28,049	92,093	56,847
Loss from operations	(51,951)	(27,976)	(92,043)	(56,651)
Interest income	4,738	330	8,591	442
Interest expense	(2,003)	(1,581)	(3,925)	(3,060)
Other income and (expense), net	(11)	1,110	28	1,054
Net loss	$(49,227)	$(28,117)	$(87,349)	$(58,215)

Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.16)	$(0.16)

Shares used in computing basic and diluted net loss per share	547,280,946	403,868,713	553,772,809	368,166,148

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Net loss	$(49,227)	$(28,117)	$(87,349)	$(58,215)
Net unrealized loss on marketable securities	(786)	(82)	(711)	(621)
Foreign currency translation adjustments	1	11	(15)	12
Comprehensive loss	$(50,012)	$(28,188)	$(88,075)	$(58,824)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive income	—	—	—	—	75	75
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	509	1,777,470	(1,451,764)	(160)	326,055
Net loss	—	—	—	(49,227)	—	(49,227)
Other comprehensive loss	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	1	1
Issuance of common stock in connection with exercise of warrants	12,842,857	13	17,754	—	—	17,767
Stock-based compensation related to issuance of common stock and options in exchange for services	6,327	—	99	—	—	99
Issuance of common stock under equity plans	361,074	—	573	—	—	573
Stock-based compensation for equity-based awards to employees and directors	—	—	3,945	—	—	3,945
Balance at June 30, 2023	521,942,104	$522	$1,799,841	$(1,500,991)	$(945)	$298,427

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(539)	(539)
Foreign currency translation adjustment	—	—	—	—	1	1
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balance at March 31, 2022	323,736,875	324	1,399,713	(1,301,839)	(711)	97,487
Net loss	—	—	—	(28,117)	—	(28,117)
Other comprehensive loss	—	—	—	—	(82)	(82)
Foreign currency translation adjustment	—	—	—	—	11	11
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Stock-based compensation related to issuance of common stock and options in exchange for services	4,637	—	13	—	—	13
Issuance of common stock under equity plans	589,913	1	760	—	—	761
Stock-based compensation for equity-based awards to employees and directors	—	—	2,058	—	—	2,058
Balance at June 30, 2022	377,664,759	$378	$1,472,407	$(1,329,956)	$(782)	$142,047

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,349)	$(58,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	129
Accretion and amortization on investments, net	(4,963)	304
Amortization of debt issuance costs/debt discounts	487	704
Stock-based compensation for services by non-employees	211	28
Stock-based compensation for employees and directors	6,906	3,750
Amortization of right-of-use assets	306	285
Changes in assets and liabilities:
Current and noncurrent assets	2,411	(5,507)
Current and noncurrent liabilities	5,805	(4,094)
Net cash used in operating activities	(75,966)	(62,616)

Cash flows from investing activities:
Purchases of property and equipment	(574)	(120)
Purchases of marketable securities	(355,718)	(57,049)
Proceeds from maturities of marketable securities	133,115	90,406
Net cash (used in) provided by investing activities	(223,177)	33,237

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	8,448	761
Proceeds from issuance of common stock from public offering and pre-funded warrant, net of paid issuance costs	213,337	69,916
Proceeds from exercise of warrants	77,602	—
Debt discount and issuance costs for debt financing	—	(114)
Net cash provided by financing activities	299,387	70,563
Effect of exchange rates on cash, cash equivalents and restricted cash	(15)	2
Net increase in cash, cash equivalents and restricted cash	229	41,186
Cash, cash equivalents and restricted cash at the beginning of the period	57,209	35,235
Cash, cash equivalents and restricted cash at the end of the period	$57,438	$76,421

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation and its wholly-owned subsidiaries, Geron UK Limited, or Geron UK, a United Kingdom company, and Geron Netherlands B.V., or Geron Netherlands, a Netherlands company. Geron UK was incorporated in September 2021, and its operations commenced in January 2022. Geron Netherlands was incorporated in February 2023, and its operations commenced in June 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date.

Prior Period Reclassification

The prior period presentations of other comprehensive loss in the condensed consolidated statements of stockholders' equity and accrued liabilities have been updated to conform to current period presentation. See Note 3 on Accrued Liabilities.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiaries, Geron UK and Geron Netherlands. For Geron UK and Geron Netherlands, we have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK and Geron Netherlands using the local currency as the functional currency. We translate the assets and liabilities of Geron UK and Geron Netherlands at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our condensed consolidated balance sheets.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock. These pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share each, and as of June 30, 2023, none of these pre-funded warrants have been exercised. These pre-funded warrants, which represent an aggregate of 51,430,477 shares of common stock, have been included in the computation of basic net loss per share, since their exercise price is negligible and they may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2023 and 2022, the diluted net loss per share calculation excludes potential dilutive securities of 97,584,078 and 153,703,476, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

assets, lease liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are subject to credit risk related to our cash equivalents and marketable securities. Our marketable debt securities include U.S. Treasury securities, government-sponsored enterprise securities, commercial paper and corporate notes.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2023 and 2022, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$1,590	$1,012	$2,896	$1,867
General and administrative	$2,355	1,046	$4,010	1,883
Stock-based compensation expense included in operating expenses	$3,945	$2,058	$6,906	$3,750

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for performance-based stock options on our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, as achievement of the specified strategic milestones was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the six months ended June 30, 2023 and 2022 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	81.5% to 81.9%	77.7% to 79.9%
Risk-free interest rate range	3.4% to 4.1%	1.7% to 3.4%
Expected term	6 years	5.5 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the six months ended June 30, 2023 and 2022 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	61.0% to 81.1%	50.9% to 61.4%
Risk-free interest rate range	0.1% to 4.8%	0.1% to 0.4%
Expected term range	6 months to 12 months	6 months to 12 months

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$34,417	$—	$—	$34,417
	$34,417	$—	$—	$34,417

Restricted cash:
Money market fund	$263	$—	$—	$263
Certificate of deposit	272	—	—	272
	$535	$—	$—	$535

Marketable securities:
Government-sponsored enterprise securities (due in less than one year)	$78,280	$20	$(224)	$78,076
Government-sponsored enterprise securities (due in one to two years)	18,680	—	(141)	18,539
Commercial paper (due in less than one year)	202,540	7	(365)	202,182
Corporate notes (due in less than one year)	34,354	1	(138)	34,217
Corporate notes (due in one to two years)	9,854	—	(112)	9,742
	$343,708	$28	$(980)	$342,756

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2022 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$39,771	$—	$—	$39,771
	$39,771	$—	$—	$39,771

Restricted cash:
Money market fund	$93	$—	$—	$93
Certificate of deposit	271	—	—	271
	$364	$—	$—	$364

Marketable securities:
U.S. Treasury securities (due in less than one year)	$12,983	$—	$(62)	$12,921
Municipal securities (due in less than one year)	3,000	—	(24)	2,976
Government-sponsored enterprise securities (due in less than one year)	9,860	—	(14)	9,846
Commercial paper (due in less than one year)	64,285	6	(92)	64,199
Corporate notes (due in less than one year)	26,014	—	(55)	25,959
	$116,142	$6	$(247)	$115,901

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2023:
Government-sponsored enterprise securities (due in less than one year)	$58,651	$(224)	$—	$—	$58,651	$(224)
Government-sponsored enterprise securities (due in one to two years)	18,538	(141)	—	—	18,538	(141)
Commercial paper (due in less than one year)	169,851	(365)	—	—	169,851	(365)
Corporate notes (due in less than one year)	29,211	(138)	—	—	29,211	(138)
Corporate notes (due in one to two years)	8,746	(112)	—	—	8,746	(112)
	$284,997	$(980)	$—	$—	$284,997	$(980)

As of December 31, 2022:
U.S. Treasury securities (due in less than one year)	$11,424	$(57)	$1,497	$(5)	$12,921	$(62)
Municipal securities (due in less than a year)	—	—	2,976	(24)	2,976	(24)
Government-sponsored enterprise securities (due in less than one year)	9,845	(14)	—	—	9,845	(14)
Commercial paper (due in less than one year)	52,454	(92)	—	—	52,454	(92)
Corporate notes (due in less than one year)	1,998	(2)	23,962	(53)	25,960	(55)
	$75,721	$(165)	$28,435	$(82)	$104,156	$(247)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2023 and December 31, 2022 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and six months ended June 30, 2023 and 2022 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

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

June 30, 2023

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2023:
Money market funds(1)(2)	$34,680	$—	$—	$34,680
Certificate of deposit(2)	272	—	—	272
Government-sponsored enterprise securities(3)(4)	—	96,615	—	96,615
Commercial paper(3)	—	202,182	—	202,182
Corporate notes(3)(4)	—	43,959	—	43,959
Total	$34,952	$342,756	$—	$377,708
As of December 31, 2022:
Money market funds(1)(2)	$39,864	$—	$—	$39,864
Certificate of deposit(2)	271	—	—	271
U.S. Treasury securities(3)	—	12,921	—	12,921
Municipal securities(3)	—	2,976	—	2,976
Government-sponsored enterprise securities(2)	—	9,846	—	9,846
Commercial paper(3)	—	64,199	—	64,199
Corporate notes(3)	—	25,959	—	25,959
Total	$40,135	$115,901	$—	$156,036

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in restricted cash on our condensed consolidated balance sheets.
(3)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	JUNE 30,	DECEMBER 31,
(In thousands)	2023	2022
CRO and clinical trial costs	$22,776	$17,040
Manufacturing activities	11,798	5,321
Legal settlements	7,000	8,350
Professional legal and accounting fees	857	1,318
Interest payable	584	561
Other	2,021	510
	$45,036	$33,100

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, a total of $50,000,000 has been drawn under the Loan Agreement. As of June 30, 2023, $55,000,000 remains as committed principal that can be drawn as follows: (a) one tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) a second tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) a final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

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

We are in compliance with the covenants under the Loan Agreement as of June 30, 2023. The interest-only payment period was extended from April 2023 to April 2024 upon the achievement of positive top-line results from the IMerge Phase 3 clinical trial in January 2023.

As of June 30, 2023, the net carrying value of the debt under the Loan Agreement was $51,644,000, which includes the principal amount of $50,000,000 less net unamortized debt discounts and issuance costs of $483,000 plus accrued end of term charge of $2,127,800. The carrying value of the debt approximates the fair value as of June 30, 2023. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2023 (in thousands):

Remainder of 2023	$3,558
2024	39,277
2025	20,031
Total	62,866
Less: amount representing interest	(9,592)
Less: unamortized debt discount and issuance costs	(483)
Less: unaccrued end of term charge	(1,147)
Less: current portion of debt	(10,842)
Noncurrent portion of debt	$40,802

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which was paid into an escrow account under our available insurance coverage and, at our election, $7,000,000 in either shares of our common stock and/or cash which is payable after final approval of the settlement by the Court. The proposed settlement does not constitute an admission of fault or wrongdoing by Geron or our Chief Executive Officer. The proposed settlement remains subject to final approval by the Court and certain other conditions. As of June 30, 2023 and December 31, 2022, our portion of the settlement amount of $7,000,000 has been included in accrued liabilities on our condensed consolidated balance sheets.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, or the Chancery Court, two were filed in the U.S. District Court for the District of Delaware, or the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, or the San Mateo Superior Court, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Chancery Court, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Chancery Court heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the Chancery Court Derivative Lawsuits. On May 17, 2023, following a hearing, the Chancery Court entered an order approving the Derivative Stipulation and dismissing the Chancery Court Derivative Lawsuits with prejudice;

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

•
The consolidated shareholder derivative actions filed in the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated District of Delaware derivative actions. On May 30, 2023, the parties in the consolidated District of Delaware derivative actions, pursuant to the Derivative Stipulation, sought dismissal of the consolidated District of Delaware derivative actions with prejudice, which the Court granted on May 31, 2023;
•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated securities class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the consolidated securities class action lawsuit. Subsequent to the grant of class certification in the consolidated securities class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated securities class action lawsuit or a final, non-appealable judgment in the consolidated securities class action lawsuit. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court will resolve the consolidated derivative actions in the Northern District. On May 30, 2023, the parties in the consolidated derivative actions in the Northern District, pursuant to the Derivative Stipulation, sought dismissal of the consolidated derivative actions in the Northern District with prejudice, which the Court granted the same day; and
•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the San Mateo Superior Court on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

Under the terms of the Derivative Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated shareholder derivative actions filed in the Northern District, the District of Delaware, and the Chancery Court, the parties agreed to a cash settlement of $1,350,000 which was accrued on our consolidated balance sheet as of December 31, 2022. In the second quarter of 2023, our insurance carriers paid $525,000 in cash, and we paid $825,000 in cash, for an aggregate total payment of $1,350,000. The settlement does not constitute an admission of fault or wrongdoing by our current officers or current and former members of our board.

The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against the pending lawsuits and any other related lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve the pending lawsuits or the possible amount of any damages or legal costs that we may be required to pay. Such amounts could be material to our condensed consolidated financial statements if we do not prevail in the defense against the pending lawsuits and any other related lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to the pending lawsuits and any other related lawsuits, other than settlement amounts under the Stipulation. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

Severance Plan

We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are (i) above the Vice President level, (ii) hired by the Company before January 1, 2022, or (iii) not subject to performance improvement plans, and provides

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

for, among other benefits: (x) a severance payment upon a Change of Control Triggering Event and Separation from Service and (y) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the Severance Plan, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where a non‑executive employee is terminated by us without cause. Severance payments range from three to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non‑executive employees supersede the provisions of the Severance Plan. As of June 30, 2023, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

Risks Related to Global Economic, Political and Health Conditions

Our business is subject to various risks and uncertainties, including risks and uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Occurrences of such events have caused and may cause in the future and unpredictable impacts on global societies, economies, financial markets and business practices. Specifically for our business, such risks and uncertainties have adversely affected and may continue to adversely affect our ability to:

•
continue to develop imetelstat or advance imetelstat to subsequent clinical trials, including receiving regulatory approval for or to commercialize imetelstat, on a timely basis or at all;
•
conduct and complete current imetelstat clinical trials on a timely basis or at all;
•
establish sales, marketing and distribution capabilities, or obtain coverage and adequate third-party payor reimbursement, to successfully commercialize imetelstat, if regulatory approval is obtained;
•
open clinical sites or recruit, enroll and retain patients in current or future clinical trials of imetelstat;
•
manufacture and supply imetelstat in adequate quantities that meet specifications that may be approved or required by regulatory authorities and on timelines necessary for current and potential future clinical trials and potential commercial uses;
•
execute on our business strategy and/or our operations by our employees without any restrictions; and
•
obtain additional capital to continue the development of imetelstat in current and any potential future clinical trials of imetelstat, and establish potential future imetelstat commercialization efforts.

The extent to which macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, ultimately impact our business, our regulatory and clinical development activities, clinical supply chain and other business operations, as well as the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our regulatory and clinical development activities, clinical supply chain and other business operations or the global economy as a whole. However, these effects could materially and adversely affect our business and business prospects, our financial condition and the future of imetelstat.

6. STOCKHOLDERS’ EQUITY

Public Offering

On January 10, 2023 we completed the January 2023 offering consisting of 68,007,741 shares of our common stock and the 2023 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $2.45 per share. The public offering price of the 2023 pre-funded warrant was $2.449 per share. The 2023 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2023 pre-funded warrant is exercised in full. As of June 30, 2023, none of the 2023 pre-funded warrant has been exercised. The net cash proceeds from this offering were $213,337,000, after deducting

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2023 pre-funded warrant.

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

Warrant Exercises

In the first quarter of 2023, warrants to purchase 44,983,194 shares of Geron common stock were exercised for net cash proceeds of approximately $59,835,000. In the second quarter of 2023, warrants to purchase 12,842,857 shares of Geron common stock were exercised for net cash proceeds of approximately $17,767,000. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020 and April 2022. As of June 30, 2023, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 51,430,477 shares of our common stock;
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 2,474,503 shares of our common stock related to the public offering of our common stock in May 2020; and
•
stock purchase warrants with an exercise price of $1.45 per share to purchase 19,523,812 shares of our common stock related to the public offering of our common stock in April 2022.

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

Based on the positive top-line data from IMerge Phase 3 and the prior IMerge Phase 2, we submitted a New Drug Application, or NDA, to the FDA in the United States, or U.S., for the treatment of transfusion-dependent anemia in adult patients with low-to-intermediate-1 risk MDS who have failed to respond or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs, in June 2023 and plan to submit a marketing authorization application, or MAA, in Europe in the fourth quarter of 2023. If the NDA is accepted for filing and imetelstat is approved for commercialization by the FDA in a timely manner, we anticipate commercial launch of imetelstat in lower risk MDS in the U.S. could occur in the first half of 2024. In Europe, we anticipate review of the planned MAA, if validated by the European Medicines Agency, or EMA, could take approximately 14 months and, if approved, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur by the end of 2024.

We believe that the positive data from IMerge Phase 3 and IMerge Phase 2, as well as our prior Phase 2 clinical trial of imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which suggest potential disease-modifying activity. We believe this potential for disease modification could differentiate imetelstat from currently approved treatments in myeloid hematologic malignancies. Accordingly, in addition to lower risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies with the following ongoing clinical trials:

•
IMpactMF, a Phase 3 clinical trial in relapsed/refractory MF with overall survival, or OS, as the primary endpoint, that currently is enrolling patients. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we now expect the interim analysis for OS in IMpactMF may occur in the first half of 2025, and the final analysis may occur in the first half of 2026. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.
•
IMproveMF, a Phase 1 combination clinical trial in first-line Intermediate-1, Intermediate-2 or High-Risk myelofibrosis, or frontline MF, that currently is enrolling patients and with respect to which we expect early data at the end of 2023; and
•
IMpress, an investigator-led Phase 2 clinical trial in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS, and acute myeloid leukemia, or AML, in which the first patient was dosed in June 2023.

In June 2023, we opened an expanded access program, sometimes called compassionate use, whereby imetelstat could be used outside of a clinical trial for lower risk MDS patients with serious or life-threatening conditions who have exhausted their treatment options and are not eligible for, or able to participate in, a clinical trial. To be considered for expanded access, requests must be submitted to Geron by a qualified and licensed physician with expertise and facilities appropriate for the administration of imetelstat.

Recently Reported New Data from IMerge Phase 3

In June 2023, we reported new data and analyses from IMerge Phase 3 in at the European Hematology Association 2023 Hybrid Congress, or the EHA presentation. We believe these data expand on the potential differentiating qualities of imetelstat to address current unmet needs for lower risk MDS patients. Key highlights of each presentation are summarized as follows:

Presentation: Continuous Transfusion Independence with Imetelstat in Heavily Transfused Non-Del(5q) Lower Risk Myelodysplastic Syndromes Relapsed/Refractory to Erythropoiesis Stimulating Agents in IMerge Phase 3

This oral presentation reported top-line results from IMerge Phase 3 with a data cut-off of October 2022 for the primary analysis and a data cut-off of January 2023 for ≥1-yr transfusion independence, or TI. As reported in January 2023, imetelstat demonstrated statistically significant and clinically meaningful efficacy results in the trial, with robust 8-week TI, 24-week TI, and 1-year TI rates, as noted in the figure below.

In the trial, 39.8% (47/118) of imetelstat-treated patients versus 15.0% (9/60) of placebo-treated patients achieved 8-week TI (P < 0.001). In addition, the rate of 8-week TI was also significantly higher for imetelstat-treated patients versus placebo-treated patients across MDS subgroups, including in RS negative and RS positive patients. Median TI duration using Kaplan Meier estimates (95% CI) was 51.6 (26.9–83.9) weeks for imetelstat-treated patients versus 13.3 (8.0–24.9) weeks for placebo-treated patients (P < 0.001). Key secondary endpoint of 24-week TI was achieved in 28.0% (33/118) of imetelstat-treated patients versus 3.3% (2/60) of placebo-treated patients receiving (P < 0.001). With 3 months additional follow-up, 17.8% (21/118) of imetelstat-treated patients versus 1.7% (1/60) of placebo-treated patients achieved 1-year TI (P = 0.002), representing 63.6% of 24-week TI imetelstat responders.

Two new analyses presented at EHA on TI responses by subgroups underscored the breadth of potential effect of imetelstat vs. placebo. The first analysis reported higher durability of TI for imetelstat-treated patients vs. placebo across MDS subgroups:

Durability of RBC-TI for 8-Week TI Responders Across Key LR MDS Subgroups

	Imetelstat median, weeks (95% CI)	Placebo median, weeks (95% CI)	Hazard ratio (95% CI)	P-value
Overall	51.6 (26.9–83.9)	13.3 (8.0–24.9)	0.23 (0.09–0.57)	<0.001
WHO category
RS+	46.9 (25.9–83.9)	16.9 (8.0–24.9)	0.32 (0.11–0.95)	0.035
RS-	51.6 (11.9–NE)	11.2 (10.1–NE)	0.11 (0.01–1.43)	0.062
Prior RBC transfusion burden per IWG 2006
4–6 units/8 weeks	51.9 (24.9–122.9)	16.9 (10.1–24.9)	0.35 (0.13–0.96)	0.035
6 units/8 weeks	39.9 (15.9–NE)	8.4 (8.0–NE)	0.04 (0.003–0.48)	<0.001
IPSS risk category
Low	43.9 (25.0–NE)	15.1 (8.0–24.9)	0.26 (0.10–0.68)	0.004
Intermediate-1	51.6 (11.9–NE)	10.1 (NE–NE)	0.15 (0.01–2.47)	0.128
Baseline sEPO
≤500 mU/mL	51.6 (26.9–83.9)	13.3 (8.0–24.9)	0.21 (0.075–0.61)	0.002
>500 mU/mL	122.9 (8.14–NE)	14.6 (12.3–NE)	0.34 (0.03–3.85)	0.364
Prior ESA use
Yes	43.9 (26.9–80.0)	13.3 (8.0–24.9)	0.26 (0.10–0.72)	0.006
No	122.9 (8.14–NE)	14.6 (12.3–NE)	0.34 (0.03–3.85)	0.364

___________________

Data cutoff: October 13, 2022.

Hazard ratio (95% CI) from the Cox proportional hazard model, stratified by prior RBC transfusion burden (≥4 to ≤6 vs >6 RBC units/8 weeks during a 16-week period prior to randomization) and baseline IPSS risk category (low vs intermediate-1), with treatment as the only covariate. P-value (2-sided) for superiority of imetelstat vs placebo in hazard ratio based on stratified log-rank test.

ESA, erythropoiesis-stimulating agent; IPSS, International Prognostic Scoring System; IWG, International Working Group; LR-MDS, lower-risk myelodysplastic syndromes; NE, not estimable; RBC, red blood cell; RS, ring sideroblast; sEPO, serum erythropoietin; TI, transfusion independence.

The second analysis reported higher 24-week TI for imetelstat-treated patients vs. placebo across MDS subgroups:

Comparable 24-Week RBC-TI Rate Across Key LR MDS Subgroups

	Imetelstat n/N (%)	Placebo, n/N (%)	% Difference (95% CI)	P-value
Overall	33/118 (28.0)	2/60 (3.3)	24.6 (12.64–34.18)	<0.001
WHO category
RS+	24/73 (32.9)	2/37 (5.4)	27.5 (10.00–40.37)	0.003
RS-	9/44 (20.5)	0/23 (0.0)	20.5 (-0.03–35.75)	0.019
Prior RBC transfusion burden per IWG 2006
4–6 units/8 weeks	19/62 (30.6)	2/33 (6.1)	24.6 (5.68–38.66)	0.006
>6 units/8 weeks	14/56 (25.0)	0/27 (0.0)	25.0 (6.44–38.65)	0.012
IPSS risk category
Low	23/80 (28.8)	2/39 (5.1)	23.6 (7.23–35.75)	0.003
Intermediate-1	10/38 (26.3)	0/21 (0)	26.3 (3.46–43.39)	0.009
Baseline sEPO
≤500 mU/mL	29/87 (33.3)	2/36 (5.6)	27.8 (10.46–39.71)	0.002
>500 mU/mL	4/26 (15.4)	0/22 (0)	15.4 (-5.81–35.73)	0.050
Prior ESA use
Yes	31/108 (28.7)	2/52 (3.8)	24.9 (11.61–35.00)	<0.001
No	2/10 (20)	0/8 (0.0)	20.0 (-23.47–55.78)	0.225

_____________

Data cutoff: October 13, 2022.

As previously reported in January 2023 with top-line results from the trial, the safety profile observed with imetelstat in IMerge Phase 3 was consistent with prior clinical experience with no new safety signals. The EHA presentation provided new data on the consequences of the grade 3-4 thrombocytopenia and neutropenia which were most often reported during treatment Cycles 1-3 and led to dose modifications. While approximately 50% of patients treated with imetelstat had dose reductions due to treatment emergent adverse events (TEAE), less than 15% of patients discontinued treatment due to TEAE. Discontinuation of imetelstat treatment in these patients due to a TEAE generally occurred late in treatment, with a median time to treatment discontinuation of 21.1 (range 2.3 to 44.0) weeks.

Presentation: Disease Modifying Activity of Imetelstat in Patients with Heavily Transfused Non-Del(5q) Lower Risk Myelodysplastic Syndromes Relapsed/Refractory to Erythropoiesis Stimulating Agents in IMerge Phase 3

This oral presentation reported new data on cytogenetic responses and reductions in bone marrow RS from IMerge Phase 3. In lower risk MDS, malignant clones carrying cytogenetic abnormalities, mutant alleles, or both arise from malignant stem and progenitor cells in the bone marrow. Specifically, SF3B1, involved in RNA splicing, and TET2, involved in DNA methylation, are recurrently mutated genes in lower risk MDS, which can be quantified by measuring change in variant allele frequency, or VAF, to denote disease burden.

Of the 178 patients enrolled in IMerge Phase 3, 22.0% of imetelstat-treated patients and 21.7% of placebo-treated patients had baseline cytogenetic abnormalities. Cytogenetic response was observed in 34.6% (9/26) of imetelstat treated patients (95% CI=17.2–55.7) versus 15.4% (2/13) of placebo-treated patients (95% CI=1.9–45.5). In addition, a higher percentage of patients treated with imetelstat (40.8%) vs. placebo (9.7%) had a ≥50% reduction in central bone marrow RS. TI responses were enriched in patients achieving a ≥50% reduction in central bone marrow RS.

Furthermore, the EHA presentation provided updated data on variant allele frequency (VAF) reductions and new analyses on the correlation of such reductions with clinical responses which provides further evidence of the potential disease-modifying activity of imetelstat. As shown below, reductions in VAF of genes frequently mutated in MDS were greater for imetelstat-treated patients than placebo: SF3B1 (P< 0.001), TET2 (P= 0.032), DNMT3A (P= 0.019) and ASXL1 (P=0.146). More patients treated with imetelstat vs. placebo had ≥50% VAF reduction in these mutations.

For patients with the SF3B1 mutation, 29.5% (23/78) of those treated with imetelstat vs. 2.6% (1/38) on placebo (P= 0.001) had a ≥50% VAF reduction. Imetelstat treatment resulted in sustained reduction of SF3B1 VAF over time. In the imetelstat group, 82.6% (19/23) of patients had 8-week TI among patients who achieved ≥50% maximum reduction from baseline in SF3B1 VAF vs. 38.1% (21/55) of those who did not.

Similarly, a larger proportion of TI responders were imetelstat-treated patients achieving ≥50% reduction in TET2 VAF. In the imetelstat group, 83.3% (10/12) of patients had 8-week RBC-TI among patients who achieved ≥50% maximum reduction from baseline in TET2 VAF vs 43.5% (10/23) of those who did not.

As shown below, a larger proportion of 8-week and 24-week TI responders were imetelstat-treated patients achieving ≥50% reduction in SF3B1 and TET2 VAF. VAF reduction in SF3B1, TET2 and DNMT3A correlated with longer TI duration and increases in hemoglobin levels in imetelstat-treated patients. Further, 8-week and 24-week TI correlated with reduction in RS+ cells, cytogenetic responses and VAF reduction.

8-Week RBC-TI Correlations
Yes
No
8-week RBC-TI rate, %
110
100
90
80
70
60
50
40
30
20
10
0
75.9
38.1
88.9
35.3
82.6
38.2
83.3
43.5
100.0
25.0
75.0
16.7
≥50% BM RS reduction
Cytogenetic CR/PR per IRC
≥50% SF3B1 VAF reduction
≥50% TET2 VAF reduction
≥50% DNMT3A VAF reduction
≥50% ASXL1 VAF reduction

24-Week RBC-TI Correlations
Yes
No
24-week RBC-TI rate, %
110
100
90
80
70
60
50
40
30
20
10
0
62.1
26.2
66.7
17.6
69.6
23.6
83.3
26.1
100.0
18.8
50.0
0
≥50% BM RS reduction
Cytogenetic CR/PR per IRC
≥50% SF3B1 VAF reduction
≥50% TET2 VAF reduction
≥50% DNMT3A VAF reduction
≥50% ASXL1 VAF reduction

Data cutoff: October 13, 2022.
Note: *P* value calculated using Fisher exact test between yes vs no in each outcome.
ASXL1, additional sex combs like-1; BM, bone marrow; CR, complete response; DNMT3A, DNA (cytosine-5)-methyltransferase 3A; IRC, independent review committee; PR, partial response; RBC, red blood cell; RS, ring sideroblasts; TET2, Tet methylcytosine dioxygenase 2; SF3B1, splicing factor 3b subunit 1; TI, transfusion independence; VAF, variant allele frequency.

Presentation Title: Analysis of Patient Reported Fatigue in IMerge Phase 3 Trial of Imetelstat vs. Placebo in Heavily Transfused Non-Del(5q) Lower Risk Myelodysplastic Syndromes Relapsed/Refractory to Erythropoiesis Stimulating Agents (ESA)

This poster presentation described results from an exploratory analysis from IMerge Phase 3 of patient reported fatigue conducted using Functional Assessment of Chronic Illness Therapy, or FACIT, a validated 13-item patient questionnaire. Proportion of sustained meaningful deterioration/improvement was defined as percentage of patients with ≥3-point decrease/increase on the FACIT Fatigue Scale (0–52) for ≥2 consecutive nonmissed treatment cycles. Time-to-deterioration/improvement was estimated by Kaplan-Meier analysis.

In IMerge Phase 3, 118 patients on imetelstat and 57 patients on placebo were assessed for patient reported fatigues. Completion rates for the FACIT questionnaire were >85% at most visits throughout the study in both groups. The proportion of patients who experienced any episode of sustained, meaningful deterioration in fatigue during the trial was 43.2% for imetelstat-treated patients and 45.6% for placebo-treated patients with imetelstat-treated patients receiving fewer transfusion units over time. For patients treated with imetelstat, there was a numerically higher percentage of patients reporting any episode of sustained meaningful improvement in fatigue. Overall, 50.0% of imetelstat-treated patients reported sustained meaningful improvement in fatigue versus 40.4% of placebo-treated patients. In addition, imetelstat-treated patients reported a shorter median time to first sustained meaningful improvement in fatigue versus placebo-treated patients; 28.3 vs 65.0 weeks, respectively, hazard ratio=1.34 (95% CI, 0.82–2.20).

As shown in the figures below, after 12 weeks, more imetelstat-treated patients reported improvement in the FACIT Fatigue Scale than placebo-treated patients. In addition, in imetelstat-treated patients, a significantly higher proportion of TI responders had sustained meaningful improvement in fatigue scores versus non-responders. This was consistent across 8-week TI and 24-week TI and hematologic improvement-erythroid, or HI-E, response per 2006 International Working Group criteria, for imetelstat-treated patients, which was not an association observed in placebo-treated patients. Additional analysis showed that patients experiencing grade 3 or 4 neutropenia or thrombocytopenia had the same rates of sustained meaningful improvement in fatigue (52.5% and 53.4%, respectively) as the total imetelstat population (50%).

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of June 30, 2023, we had approximately $400.2 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $50.0 million.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2023, we had an accumulated deficit of approximately $1.5 billion.

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

Based on our current operating plan and our expectations regarding the timing of potential acceptance and approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS, who have failed to respond to or have lost response to or are ineligible for ESAs, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes estimated revenues from a potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024 and the revised timing expectations for interim and final analyses in IMpactMF. In the absence of potential additional proceeds from exercises of remaining outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all.

If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. Until the FDA or similar international regulatory authorities approve imetelstat for marketing in lower risk MDS, if at all, we cannot begin commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in our 2022 Form 10-K.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for several years, if at all.

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

We recognized royalty revenues of $29,000 and $50,000 for the three and six months ended June 30, 2023, respectively, compared to $73,000 and $196,000 for the same periods in 2022. Royalty revenues in 2023 and 2022 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active. Historical revenues may not be predictive of future revenues. We expect royalty revenues in 2023 to be lower than in 2022 from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three and six months ended June 30, 2023 and 2022, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2023 and 2022, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Direct external expenses	$25,777	$13,819	$43,541	$28,926
Personnel-related expenses	7,757	5,401	15,456	11,222
All other expenses	1,956	1,386	3,712	2,557
Total research and development expenses	$35,490	$20,606	$62,709	$42,705

The increase in research and development expenses for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily reflects the net result of higher manufacturing costs due to the timing of imetelstat manufacturing batches, increased personnel-related expenses for additional headcount, and higher clinical trial costs related to supporting IMerge Phase 3 and IMpactMF. We expect research and development expenses to increase in the future as we conduct and complete ongoing clinical trials of imetelstat. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $16.5 million and $29.4 million for the three and six months ended June 30, 2023, respectively, compared to $7.4 million and $14.1 million for the same periods in 2022. The increase in general and administrative expenses for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily reflects higher personnel-related expenses of approximately $4.8 million and $8.4 million, respectively, for additional headcount; as well as new costs for commercial preparatory activities of approximately $2.4 million and $4.1 million, respectively. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential stage-gated commercialization activities continue.

Interest Income

Interest income was $4.7 million and $8.6 million for the three and six months ended June 30, 2023, respectively, compared to $330,000 and $442,000 for the same periods in 2022. The increase in interest income for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in January 2023 and cash proceeds from warrant exercises in the first half of 2023, as well as higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively, compared to $1.6 million and $3.1 million for the same periods in 2022. The increase in interest expense for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily reflects rising interest rates. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other expense was $11,000 for the three months ended June 30, 2023 and net other income was $28,000 for the six months ended June 30, 2023, compared to net other income of $1.1 million for the three and six months ended June 30, 2022. Net other income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had cash, restricted cash, cash equivalents, and marketable securities of $400.2 million, compared to $173.1 million at December 31, 2022. The increase in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2023 was primarily the net result of the receipt of net cash proceeds of $213.3 million from our underwritten public offering completed in January 2023 and receipt of cash proceeds from exercise of outstanding warrants of $77.6 million, partially offset by cash being used for operations.

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

From January 1, 2023 through June 30, 2023, we have received $54.1 million in cash proceeds from the exercise of warrants we issued in 2020, covering 41,635,576 shares of our common stock. From January 1, 2023 through June 30, 2023, we have received $23.5 million in cash proceeds from the exercise of warrants we issued in 2022, covering 16,190,474 shares of our common stock.

As of June 30, 2023, we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of June 30, 2023, a total of $55.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $30.0 million is available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the second amendment.

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

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2020 Sales Agreement. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the six months ended June 30, 2023. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of June 30, 2023. The 2020 Sales Agreement will expire upon the earlier of: (a) the sale of all common stock subject to the 2020 Sales Agreement, or (b) September 4, 2023.

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

Future Funding Requirements

Based on our current operating plan and our expectations regarding the timing of the potential acceptance and approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS who have failed to respond to or have lost response to or are ineligible for ESAs, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes estimated revenues potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024 and the revised timing expectations for interim and final analyses in IMpactMF. In the absence of potential additional proceeds from exercises of currently remaining warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. We cannot predict with any certainty whether and to what extent the outstanding remaining warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all.

In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities which we may be unable to do in a timely manner or at all.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed; whether we will obtain regulatory approval for imetelstat in any indication we pursue, including lower risk MDS; or whether we will be able to effectively commercialize imetelstat, if at all. We may never recoup our investment in any imetelstat development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;

•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and any potential future clinical trials of imetelstat, as well as our recently opened expanded access program and non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, IMpress, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
•
our ability to establish, enforce and maintain collaborative or other strategic arrangements for the research, development, clinical testing and manufacturing of imetelstat on favorable terms, if at all;
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
•
expenses associated with settlement of the pending securities class action lawsuits, as well as any other potential litigation;
•
the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•
our level of indebtedness and associated debt service obligations;
•
the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel;
•
macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, the prospects of a recession, bank failure and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;

•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects or a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, future proceeds from potential cash exercises of currently outstanding warrants, potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley and potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2023 and 2022 was $76.0 million and $62.6 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2023, compared to the same period in 2022, primarily reflects higher payments to support ongoing clinical trials of imetelstat, commercial preparatory activities, and increases in headcount to support pre-approval and commercialization efforts.

Cash Flows from Investing Activities

Net cash used in investing activities was $223.2 million for the six months ended June 30, 2023 and net cash provided by investing activities was $33.2 million for the six months ended June 30, 2022. The increase in net cash used in investing activities for the six months ended June 30, 2023, compared to the same period in 2022, primarily reflects a higher rate of purchases than maturities of marketable securities in 2023 from the investment of net cash proceeds received from the underwritten public offering completed in January 2023 and warrant exercises in the first half of 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $299.4 million and $70.6 million, respectively. Financing activities in 2023 primarily reflect the receipt of net cash proceeds from the underwritten public offering completed in January 2023 and warrant exercises in the first half of 2023.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2022 Form 10-K and there have been no changes to the contractual terms of our operating leases during the six months ended June 30, 2023.

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
•
Any suspension of or delays in IMpactMF, including due to challenges in opening clinical sites or patient recruitment, enrollment and retention resulting from macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•
We are subject to legal and contractual obligations related to privacy, data protection and information security. Our actual or perceived failure, or that of third parties upon which we rely, to comply with such obligations or changes in such obligations may adversely affect our business, operations and financial performance.
•
Additionally, if our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences.

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for or to commercialize imetelstat, on a timely basis or at all.*

Imetelstat is our sole product candidate, upon whose success we are wholly dependent. We do not currently have any other products or product candidates. Our ability to develop imetelstat and launch it commercially is subject to significant risks and uncertainties, including, obtaining regulatory approval from the FDA and EMA for commercializing imetelstat in lower risk MDS, as well as, among other things, our ability to:

•
obtain acceptance for filing from the FDA of our imetelstat NDA and submit an MAA to the EMA in lower risk MDS that is validated for filing;
•
obtain from the FDA and EMA their respective determinations that the regulatory submissions are sufficient to support regulatory approval to commercialize imetelstat in lower risk MDS, without the requirement for additional pre-approval clinical trials or further testing or development commitments, if at all, any of which could result in increased costs to us, and delay or limit our ability to generate revenue;

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

Our current and potential future clinical trials of imetelstat could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.*

Currently, the active clinical trials of imetelstat are IMpactMF, IMproveMF and IMpress. In addition, we have extended IMerge Phase 3 to allow remaining patients to continue to receive treatment of either imetelstat or placebo, and such patients are also being followed for survival and disease progression, as well as safety. In June 2023, we opened an expanded access program, sometimes called compassionate use, whereby imetelstat could be used outside of a clinical trial for lower risk MDS patients with serious or life-threatening conditions who have exhausted their treatment options and are not eligible for, or able to participate in, a clinical trial.

The conduct and completion of IMpactMF, IMproveMF and IMpress could be interrupted, delayed or abandoned for a variety of reasons, including due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. In addition, we may also experience clinical trial failures or delays related to:

•
overcoming patient recruitment, enrollment and retention challenges and operational delays related to opening new clinical sites, and conducting and completing IMpactMF, IMproveMF and IMpress, while also competing with clinical trials for other investigational drugs in the same patient population;
•
clinical sites electing to terminate their participation in any of our clinical trials, which would likely have a detrimental effect on patient enrollment;

•
difficulties in patient recruitment and enrollment in IMpactMF, IMproveMF and IMpress;
•
any inability to successfully retain patients in IMpactMF in order to complete the planned interim and final analyses for IMpactMF;
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
•
contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including providing for valid mechanisms to engage in cross-border data transfers, as well as identifying, recruiting and training suitable clinical investigators, while also competing with other clinical trials in MF and other oncology indications;
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
•
obtaining sufficient quantities of any study-related treatments, materials (including best available therapy, or BAT, comparator products, placebo or combination therapies) or ancillary supplies;
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
•
reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators, physician investigators, vendors and other third parties located in the U.S. or jurisdictions in other countries, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development and collaborating with them successfully;
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
•
safety issues or adverse side effects;
•
failure to demonstrate a benefit from using imetelstat; or
•
changes in governmental regulations or administrative actions.

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

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, IMproveMF and the investigator-led clinical trial IMpress, whether as a result of the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in screening, enrolling and retaining patients in IMpactMF, IMproveMF and IMpress, as well as treating and following the remaining patients in IMerge Phase 3, whether as a result of the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine, Russia and nearby European countries, and have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current civil or political unrest conditions, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel.

Although we reported positive top-line results from IMerge Phase 3 in January 2023, the trial has been extended to allow remaining patients to continue to receive treatment of either imetelstat or placebo, which allows us to continue to assess the longer-term durability of transfusion independence, as well as survival, disease progression and safety. Such assessments would be precluded or adversely affected if we experience difficulties in retaining such patients, whether due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF, IMproveMF and IMpress, depend on many factors, such as:

•
our ability to identify and screen patients who meet the patient eligibility criteria specified in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoint;
•
the proximity of patients to trial sites, and patients’ willingness and ability to travel to trial sites for treatment or monitoring;
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

•
our ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents;
•
the risk that disease progression will result in death or clinical deterioration before the patient can enroll in a clinical trial of imetelstat, or before sufficient data has been collected from such patient, such that any data collected from the patient does not contribute in a meaningful way to the interpretation of the results of the clinical trial in which the patient is enrolled; and
•
the risk that patients enrolled in any imetelstat clinical trial will drop out of the trial before completion, due to lack of efficacy, adverse side effects, investigator decision, progressive disease, site restrictions, alternate treatments being approved for the indication, or personal issues.

In addition, IMpactMF, IMproveMF and IMpress have competed, and will continue to compete with, other clinical trials for product candidates that are in the same therapeutic areas with imetelstat, and such trials may also be conducted at the same clinical sites. This competition reduces the number of clinical sites and hospital staff available to participate in IMpactMF, IMproveMF and IMpress, as well as the number and type of patients available to enroll or remain in current and potential future imetelstat clinical trials. Moreover, because imetelstat represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients into imetelstat clinical trials, or may decide not to enroll, or may not recommend enrollment, in IMpactMF, IMproveMF or IMpress, based on efficacy and safety results reported to date and that may be reported in the future.

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

Delays caused by the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or other factors in patient enrollment, or the inability to retain or treat patients, have resulted in and may in the future result in further increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat which could delay or prevent the commencement, conduct or completion of these trials and adversely affect the clinical development, as well as the timing or outcome of the potential commercialization of imetelstat. Such additional occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, further delay or prevent its regulatory approval, or limit its commercial potential.*

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, such as IMerge Phase 3, IMpactMF, IMproveMF and IMpress, as well as our recently opened expanded access program. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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
•
gastrointestinal events;
•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients in any clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF, IMpress, our recently opened expanded access program or any potential future clinical trials of imetelstat, experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data in current or potential future clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may again place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials and any potential commercialization efforts, which might cause us to cease operations. For example, we are aware of a case in our IMpactMF clinical trial of a patient with myelofibrosis associated with underlying progressive bone marrow failure, who died from febrile neutropenia, pulmonary hemorrhage and bilateral pneumonia, which, at the time of reporting, the investigator related to imetelstat. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

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
•
the ability to retain enrolled patients in our current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of imetelstat in a specific patient population; or
•
additional, unexpected clinical trials or non-clinical studies may be required to be conducted.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in IMerge Phase 3, IMpactMF, IMproveMF and IMpress continue to receive imetelstat treatment, and patients in our recently opened expanded access program will continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional non-serious or serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from these trials, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes.

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

Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat will lead to similar results and data that could potentially enable us to obtain any regulatory approvals.*

Success in non-clinical testing and early clinical trials, including Phase 2 clinical trials, such as IMbark, does not ensure that later clinical trials will be successful, nor does it predict final clinical trial results. In addition, even though we reported positive top-line results from IMerge Phase 3 in January 2023, this does not ensure that any other clinical trials of imetelstat, including IMpactMF, IMproveMF and IMpress, will be successful. We cannot be certain that any of the prior, current or potential future clinical trials of imetelstat will generate sufficient, consistent or adequate efficacy and safety data demonstrating a positive benefit-risk profile, which would be necessary to obtain regulatory approval to market imetelstat in any indication. Imetelstat in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

In IMbark, we reported a median overall survival of 19.9 months and 28.1 months for the 4.7 mg/kg and 9.4 mg/kg dosing arms, respectively, in relapsed/refractory MF patients. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF, which would substantially impair our ability to raise additional capital.

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

In January 2023, we announced positive top-line results from IMerge Phase 3 and in June 2023, we reported additional and new data from IMerge Phase 3 at the American Society of Clinical Oncology Annual Meeting and the European Hematology Association Annual Congress. Such top-line results and data may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, top-line results and subsequently reported data, including from IMerge Phase 3, should be viewed with caution. Moreover, as remaining patients in IMerge Phase 3 continue to be treated and followed under the extension phase of the trial and longer-term outcomes are assessed, these additional and more mature data may alter the benefit-risk profile of imetelstat. Material adverse differences in future results, compared to preliminary, interim or top-line data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, including the potential commercialization of imetelstat, and might cause us to cease operations.

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

If we are unable to successfully obtain regulatory approval for and commercialize imetelstat, or experience significant delays in doing so, our business will be materially harmed.*

The process of obtaining marketing approvals, both in the U.S. and in other countries, is lengthy, expensive and uncertain. It may take many years to obtain approval, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Of the large number of drugs in development, only a small percentage complete the regulatory approval process and are successfully commercialized. In addition, the lengthy review process as well as the unpredictability of future clinical trial results may result in a delay in obtaining, or our failure to obtain, regulatory approval for imetelstat in lower risk MDS, relapsed/refractory MF, or any other indication, which would significantly harm our business, business prospects, including the potential commercialization of imetelstat, and the future value of imetelstat and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in Europe. In June 2023, we announced our submission to the FDA of an NDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS who have failed to respond or have lost response to or are ineligible for ESAs. There can be no assurance that the NDA submission will be accepted by the FDA. If the

FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA also has substantial discretion in the approval process.

While we reported positive top-line results from IMerge Phase 3 in lower risk MDS, and while we believe that these results and our assessment of the positive benefit-risk profile of imetelstat, combined with data from our Phase 2 clinical trials, are supportive of our NDA submission and the planned MAA submission for imetelstat in lower risk MDS, regulatory authorities in those jurisdictions may disagree with our interpretation of the data and may require additional clinical testing before we can obtain regulatory approval and begin commercialization of imetelstat, if at all, any of which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. There is no guarantee that we will obtain regulatory approval or be able to commence commercialization on the timeline we are planning or at all.

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
•
a determination by the FDA or similar international regulatory authorities that the manufacturing processes, test procedures and specifications applicable to the manufacture of imetelstat, or the facilities of the third-party manufacturers with which we contract for clinical and commercial supplies of imetelstat are inadequate, or failure by such third-party manufacturers to maintain compliance with the regulatory and other requirements established by the FDA or similar international regulatory authorities, including as a result of pre-approval inspections conducted in conjunction with NDA or MAA review;
•
the failure of the quality or stability of imetelstat to meet acceptable regulatory standards;
•
the FDA or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to lack of resources or other reasons;
•
we or any third-party service providers may be unable to demonstrate compliance with GMP, and/or GCP, to the satisfaction of the FDA or similar international regulatory authorities;
•
changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval; or

•
political factors surrounding the approval process, such as government shutdowns, political instability or global pandemics and other health crises.

Furthermore, in recent years, there has been increased public and political scrutiny on the FDA and similar international regulatory authorities with respect to the approval process for new drugs, and as a result regulatory authorities may apply more stringent regulatory standards, especially regarding drug safety, when reviewing regulatory submissions for new drugs.

Even if we believe we have complied with all of the regulatory requirements to receive marketing approval for imetelstat, we may not obtain marketing approval for reasons that we cannot currently predict. If we fail to obtain regulatory approval for imetelstat, we will have no commercialized products and correspondingly no revenue.

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
•
the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism.

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

Demand for compassionate use of imetelstat could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.*

We are developing imetelstat to treat life-threatening hematologic malignancies for which there are currently limited therapeutic options. We recently opened an expanded access program for the use of imetelstat in lower risk MDS patients. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, reduce the availability of potentially eligible clinical trial participants, and otherwise divert our resources from our primary goals.

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

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to imetelstat, in this patient population is high and could have a negative impact on the safety profile of imetelstat, which could cause significant delays or an inability to successfully commercialize imetelstat and could materially harm our business. We have recently initiated an expanded access program, and we could experience adverse publicity or other disruptions related to potential participants in such program. Similarly, we could experience adverse publicity or other disruptions if we were to restructure or pause our expanded access program after initiating such a program or after the provision of imetelstat through compassionate access to an individual patient or patients.

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
•
supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, and pandemics or other health crises;
•
shortage of qualified personnel; and
•
regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing infrastructure and supply chain capable of providing imetelstat for IMerge Phase 3, IMpactMF, IMproveMF and IMpress or our recently opened expanded access program, and potential future commercial uses, which would delay or result in a cessation of such current or potential future clinical trials of imetelstat and cause potential reputational harm. Occurrence of any such events would further delay or preclude any applications for regulatory approval and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, then the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct or complete current or potential future clinical trials of imetelstat or to commercialize imetelstat in the future.*

Our imetelstat manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain process development or other technical and scientific work with respect to imetelstat, as well as to supply starting materials and manufacture drug substance and drug product. While we have established arrangements with third parties for the manufacture of imetelstat, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, could further delay, perhaps substantially, or preclude our ability to pursue imetelstat development on our own, increase our costs and otherwise negatively affect our financial results, business and business prospects. In this regard, recent FDA inspections of one of our third-party manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not directly related to the production of imetelstat, could impact the manufacturer’s ability to produce and deliver products, including imetelstat, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities and commercialization. In addition, we may not be able to obtain imetelstat from third-party manufacturers on acceptable terms, or at all. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of imetelstat and other materials to support clinical trials and potential commercialization on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

•
being unable to contract with suitable third-party manufacturers, including for potential commercial supply of imetelstat, because the number of potential manufacturers is limited;
•
delays and disruptions experienced by third-party manufacturers that adversely impact the ability of such parties to fulfill their contractual obligations to us;
•
capacity limitations and scheduling constraints experienced by third-party manufacturers due to scheduling and other commitments, and queued manufacturing activities in contracted facilities;
•
potential shortages of available manufacturing capacity or consumable manufacturing supplies at third-party manufacturers;
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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials, such as IMerge Phase 3, IMpactMF, IMproveMF and IMpress, as well as our recently opened expanded access program, or commencement of potential future clinical trials of imetelstat, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat and cause reputational harm.

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain additional capital would force us to further delay, reduce or eliminate development of imetelstat in current and any potential future clinical trials of imetelstat, and our potential future imetelstat commercialization efforts, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2023, we had approximately $400.2 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Based on our current operating plan and our expectations regarding the timing of the potential acceptance and approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS who have failed to respond to or have lost response to or are ineligible for ESAs, we believe that our existing cash, cash equivalents, restricted cash and current and noncurrent marketable securities will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025, which includes estimated revenues a potential U.S. commercial launch of imetelstat in lower risk MDS in the first half of 2024, and the revised timing expectations for interim and final analyses in IMpactMF. In the absence of potential additional proceeds from exercises of remaining outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned.

We cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. For example, holders of our outstanding warrants may not exercise any portion of a warrant if, after giving effect to such exercise, the holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder's election upon 61 days' notice to us subject to the terms of the warrants. In addition, in the event that a registration statement registering the issuance of the shares of common stock underlying our purchase warrants is not effective or available for the issuance of such shares to such holder at the time of exercise, a holder of our purchase warrants may only exercise such purchase warrants through a “cashless exercise,” in which case, the holder would receive upon such exercise, the net number of shares of common stock determined according to the formula set forth in the purchase warrant, and we would not receive any proceeds from the exercise of such purchase warrants. As a result, we may not receive our anticipated proceeds from certain of our outstanding warrants. In addition, drawdowns under the Loan Agreement are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements to our existing capital resources, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche. Even if we receive the future proceeds in full from the potential cash exercise of outstanding warrants and potential drawdowns under the Loan Agreement, we may still require additional funding. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing IMpactMF, IMproveMF and IMpress, or commencing, conducting or completing potential future clinical trials of imetelstat, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities which we may be unable to do in a timely manner or at all.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed; whether we will obtain regulatory approval for imetelstat in any indication we pursue, including in lower risk MDS; or whether we will be able to effectively commercialize imetelstat, if at all. We may never recoup our investment in any imetelstat development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and any potential future clinical trials of imetelstat, as well as our recently opened expanded access program and non-clinical studies and assessments of imetelstat;

•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, IMpress, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
•
our ability to establish, enforce and maintain collaborative or other strategic arrangements for the research, development, clinical testing and manufacturing of imetelstat on favorable terms, if at all;
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
•
expenses associated with settlement of the pending securities class action lawsuits, as well as any other potential litigation;
•
the extent and scope of our general and administrative expenses, including expenses associated with potential future litigation;
•
our level of indebtedness and associated debt service obligations;
•
the costs of maintaining and operating facilities in California and New Jersey, telecommunications and administrative oversight, as well as higher expenses for travel;
•
macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues.

Additional financing through public or private debt or equity financings, including pursuant to the 2020 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

We cannot assure you that our existing capital resources, future interest income, future proceeds from potential cash exercises of currently outstanding warrants, potential future sales of our common stock, including under the 2020 Sales Agreement with B. Riley and potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of June 30, 2023, our accumulated deficit was approximately $1.5 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

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

As of June 30, 2023, the total outstanding principal amount under the Loan Agreement was $50.0 million. The tranches for the remaining $55.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) the second remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first two remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development and potential commercialization of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

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

Loss or impairment of our intellectual property rights related to imetelstat might further delay or halt ongoing or potential future clinical trials of imetelstat and any applications for regulatory approval, and might further delay or preclude any future development or commercialization of imetelstat by us. Furthermore, if imetelstat is approved for commercial sale, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to imetelstat and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various governmental patent agencies in other countries over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, we have issued patents and pending patent applications in Ukraine and Russia, and if we are unable to submit responses to governmental patent agencies or make payments related to such patents and patent applications in a timely manner due to the military conflict in the region, these patents or patent applications may be irrevocably lost. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our financial condition, business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.

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

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain SPCs of imetelstat based on our U.K. patents and our ability to establish and maintain European trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, was approved and included regulations with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. The EU Patent Package was ratified in February 2023 and currently covers 17 EU states. As of June 1, 2023, all European patents, including those issued prior to ratification, will by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions and also be at risk of central revocation at the UPC in participating UPC states. Under the EU Patent Package, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year transitional period after June 1, 2023, the date the EU Patent Package came into effect. Owners of European patent applications who receive notice of grant after the EU Patent Package came into effect could, for the UPC contracting states, either obtain a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

Challenges to our owned or licensed patent rights would result in costly and time-consuming legal proceedings that could prevent or limit development or potential commercialization of imetelstat.

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

We are seeking registered trademarks for a commercial trade name for imetelstat in the U.S. and jurisdictions outside of the U.S. and failure to secure such registrations could adversely affect our business.*

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We intend to maintain our trademark registration in all countries but failure to maintain such registrations could adversely affect our business. If our United States application which forms the basis for our international registration, or IR, for our commercial trade name is refused, withdrawn, or abandoned within the first 5 years of our IR we will lose our IR registrations which could adversely affect our business. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the EMA respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA rejects all of our proposed proprietary product names, we may be required to expend additional time and resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

Inventions discovered under research, material transfer or other collaboration agreements may become jointly owned by us and the other party to such agreements in some cases and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we are not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with our past or future collaborators, may impair our ability to obtain patent protection or protect proprietary information which would have a material adverse effect on our business, and might cause us to cease operations.

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

As our operations continue to expand, we expect that we will need to manage new and additional relationships with various service providers, vendors, suppliers and other third parties, as well as a workforce in multiple countries, jurisdictions and locations. For example, in September 2021, we established a subsidiary in the U.K., and in February 2023, we established a subsidiary in the Netherlands. Our business needs and the expansion of our workforce may require us to establish additional business offices or entities in additional jurisdictions outside of the U.S., including additional subsidiaries, or to retain third parties to manage employment-related matters in new countries, jurisdictions and locations. Because the legal and regulatory requirements related to the operation and maintenance of such entities, and the employment of personnel in such countries, jurisdictions and regions is multi-national and complex, we may be unable to effectively operate and maintain such entities, or be unable to attract and retain ex-U.S. personnel, which could lead to significant costs and could delay the execution of our business plans or disrupt our current and future operations. If we fail to achieve key development goals, our abilities to grow as a company, and to further develop and potentially commercialize imetelstat, could be prevented or hindered, and our business and business prospects would be severely harmed, which might cause us to cease operations.

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

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. We may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by delays in reporting any results from IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

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

In the absence of future proceeds from potential cash exercises of remaining outstanding warrants and potential drawdowns under the Loan Agreement, we will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as for our recently opened expanded access program, and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. However, we cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital if and when needed, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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
•
natural disasters, political and economic instability, including terrorism and civil and political unrest, outbreak of health epidemics, including any resurgence of COVID-19, and the resulting global economic and social impacts;
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

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed, naming as defendants certain of our current officers and certain current and former members of our board. Of these actions, or the Derivative Lawsuits, two were filed in the Northern District, two were filed in the Court of Chancery of the State of Delaware, or the Chancery Court, two were filed in the U.S. District Court for the District of Delaware, or the District of Delaware, and one was filed in the Superior Court of California for the County of San Mateo, or the San Mateo Superior Court, respectively. The plaintiffs in the Derivative Lawsuits allege breach of fiduciary duty and/or violations of Section 14 of the Exchange Act, based on the same underlying facts as the consolidated class action lawsuit described above. The plaintiffs seek damages, corporate governance reforms, equitable relief, restitution, and an award of reasonable costs, including attorneys’ fees. The status of the seven Derivative Lawsuits is currently as follows:

•
On July 2, 2021, we filed a motion to dismiss the consolidated shareholder derivative actions filed in the Chancery Court, or the Chancery Court Derivative Lawsuits. On September 1, 2021, the plaintiffs filed a consolidated amended complaint in the Chancery Court Derivative Lawsuits. On October 12, 2021, we filed our motion to dismiss the consolidated amended complaint. The Court of Chancery of the State of Delaware heard oral argument on the motion on February 15, 2022, and, on June 22, 2022, issued an order staying its decision on our motion to dismiss until after final resolution of the consolidated securities class action lawsuit described above. On December 21, 2022, the parties in the Chancery Court Derivative Lawsuits entered into a Stipulation of Settlement, or the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the Chancery Court Derivative Lawsuits. On May 17, 2023, following a hearing, the Chancery Court entered an order approving the Derivative Stipulation and dismissing the Chancery Court Derivative Lawsuits with prejudice;
•
The consolidated shareholder derivative actions filed in the District of Delaware have been stayed pending the ruling on our motion to dismiss the Chancery Court Derivative Lawsuits. On December 21, 2022, the parties in the consolidated District of Delaware derivative actions entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated District of Delaware derivative actions. On May 30, 2023, the parties in the consolidated District of Delaware derivative actions, pursuant to the Derivative Stipulation, sought dismissal of the consolidated District of Delaware derivative actions with prejudice, which the Court granted on May 31, 2023;
•
The consolidated shareholder derivative actions filed in the Northern District were initially stayed through the ruling on our motion to dismiss in the consolidated securities class action lawsuit described above and then subsequently were stayed through the ruling on the lead plaintiffs’ motion for class certification in the securities consolidated class action lawsuit. Subsequent to the grant of class certification in the consolidated class action lawsuit, on May 3, 2022, the Northern District entered an order providing plaintiffs until June 7, 2022, to file an amended complaint. On June 7, 2022, plaintiffs filed an amended shareholder derivative complaint. On July 6, 2022, the Northern District entered an order staying the consolidated shareholder derivative actions filed in the Northern District until the earlier of either a public announcement of a settlement in the consolidated securities class action lawsuit or a final, non-appealable judgment in the consolidated securities class action lawsuit. On December 21, 2022, the parties in the consolidated derivative actions in the Northern District entered into the Derivative Stipulation, that, subject to final approval by the Chancery Court, will resolve the consolidated derivative actions in the Northern District. On May 30, 2023, the parties in the consolidated derivative actions in the Northern District, pursuant to the Derivative Stipulation, sought dismissal of the consolidated derivative actions in the Northern District with prejudice, which the Court granted the same day; and

•
Our motion to dismiss the shareholder derivative action pursuant to the forum selection clause in our amended and restated bylaws was filed in the San Mateo Superior Court on August 5, 2021. At the hearing on the motion to dismiss on November 2, 2021, the court granted our motion to dismiss and stayed the case until April 19, 2022. At the case management conference on April 19, 2022, the court continued the stay until June 14, 2022. At the case management conference on June 14, 2022, the court continued the stay until December 13, 2022. On December 13, 2022, the court dismissed the action without prejudice.

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

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. We may experience employment-related disputes as we seek to expand our personnel resources. We may become involved in performance or other disputes with the CROs we have retained to support our imetelstat clinical development activities, or with other third parties such as service providers, vendors, manufacturers, suppliers or consultants, which could result in a further delay or cessation of current and potential future clinical trials and otherwise significantly further delay our ability to develop or potentially commercialize imetelstat. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, a Bristol-Myers Squibb Corporation, or Celgene; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen-Cilag NV in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by Acceleron Pharma, Inc., or Acceleron (acquired by Merck & Co., Inc., or Merck, in November 2021), in collaboration with Celgene. Bristol-Myers Squibb Company, or BMS, has announced that the FDA accepted the supplemental Biologics License Application, or sBLA, for luspatercept for Priority Review in first-line LR-MDS and set a Prescription Drug User Fee Act (PDUFA) review date of August 28, 2023. The announcement also stated that the EMA had validated the equivalent Type II Variation Application, indicating that the EMA's centralized review can also begin.

Roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc. reported that their Phase 3 trial did not meet its primary end-point. Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include Onureg (oral azacitidine) by BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceuticals Co., Ltd.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS; LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS; etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; briquilimab (JSP191), an unconjugated, aglycosylated, anti-c-Kit antibody, by Jasper Therapeutics, Inc.; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc.

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

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include momelotinib, a JAK inhibitor, by GlaxoSmithKline plc; or momelotinib plus AZD5153, a BET inhibitor by GlaxoSmithKline plc which has a PDUFA date of September 16, 2023 for approval in the U.S.; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; development of parsaclisib, a PI3K delta inhibitor, by Incyte has been discontinued in both the front-line and JAKi treated MF Phase 3 trials. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; ABBV-744, a BET inhibitor, by AbbVie, Inc.; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma,

Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Furthermore, the Inflation Reduction Act of 2022, or the IRA, signed into law by President Biden on August 16, 2022, includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government. Some of the specific provisions under the IRA that could impact us include:

•
Requirement that the federal government negotiate prices for certain high-expenditure, single-source drugs covered under Medicare Part B and D with the highest total spending, beginning in 2026; and
•
Requirement that drug companies pay rebates to Medicare if prices rise faster than inflation for drugs used by Medicare beneficiaries, beginning in 2023.

While the Medicare drug price negotiation program is currently subject to legal challenges, the IRA is expected to have a significant impact on the pharmaceutical industry. Furthermore, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. HHS subsequently released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect pricing for imetelstat if it is approved.

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

•
the imposition of civil, criminal and administrative penalties, damages and monetary fines;
•
possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs;
•
contractual damages;
•
reputational harm;
•
diminished potential profits and future earnings; and
•
curtailment of our operations.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.*

Historically, our stock price has been extremely volatile. Between July 1, 2014 and June 30, 2023, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between July 1, 2022 and June 30, 2023, the price has ranged between a high of $3.69 per share and a low of $1.67 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding the potential regulatory approval or non-approval of imetelstat and the timing thereof, specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review process;
•
announcements regarding the research and development of imetelstat, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, as well as for our recently opened expanded access program or for potential future clinical trials of imetelstat, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
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
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
•
the issuance of common stock to partners, vendors or investors to raise additional capital or as a result of option or warrant exercises;
•
other events or factors that are beyond our control; and
•
the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of macroeconomic conditions like pandemics or other health crises, civil or political unrest or military conflicts around the world, such as the military conflict between Ukraine and Russia, inflation, rising interest rates or prospects of a recession, could materially and adversely affect the market price of our common stock and the return on your investment in our securities.

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

As of June 30, 2023, 521,942,104 shares of common stock were issued and outstanding, and we had reserved 134,662,133 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

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

In the ordinary course of our business, we (and third parties upon which we rely) may collect, receive, store, process, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process (commonly known as processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third-party service providers to establish and maintain appropriate information technology and data security protections over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for contractual duties and obligations, we have limited ability to control their safeguards and actions related to such matters, and these third parties may not have adequate information security measures in place. Furthermore, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We may share or receive sensitive information with or from third parties. Most of our employees work remotely, resulting in risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises and networks, including working at home, while in transit and in public locations. Additionally, the prevalent use of mobile devices that access our sensitive information increases the risk of breaches.

Our information technology systems, including in our remote work environment, and those of the third parties upon which we rely, are potentially vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as “hackers,” threat or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, and telecommunication and electrical failures. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including those related to imetelstat) or the third-party information technology systems that support us and the services provided to us. Any of the aforementioned threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such breaches could be significant, including potentially requiring us to modify our business (including non-clinical and clinical trial activities), and while we have implemented security measures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be successful. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred.

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

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, civil or political unrest or military conflicts around the world (such as the current military conflict between Ukraine and Russia), terrorism, insurrection or war, and other natural or man-made disasters or business interruptions. Furthermore, other events, such as the armed conflict between Russia and Ukraine, could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. There is a risk that one or more of our CROs, suppliers, and other contractors and consultants might not survive an economic downturn. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Certificate of Incorporation	3.3	8‑K	May 18, 2012	000‑20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8‑K	May 18, 2012	000‑20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
3.5	Certificate of Amendment of the Restated Certificate of Incorporation.	3.1	8-K	June 2, 2023	000‑20859
10.1*	2018 Equity Incentive Plan, as amended.	10.1	8-K	June 2, 2023	000‑20859
10.2+*	2018 Inducement Plan, as amended.
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 3, 2023.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 3, 2023.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 3, 2023.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 3, 2023.**
101

The following materials from the Registrant’s June 30, 2023 Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________

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

GERON CORPORATION

Date: August 3, 2023	By:	/s/ OLIVIA BLOOM
OLIVIA K. BLOOM
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)