Form 10-Q
period 2023-09-30
GERON CORP
filed 2023-11-02
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 31, 2023:
Common Stock, $0.001 par value	543,063,950 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,709	$56,845
Restricted cash	536	364
Marketable securities	282,818	115,901
Interest and other receivables	14,754	3,144
Prepaid and other current assets	6,268	3,992
Total current assets	335,085	180,246
Noncurrent marketable securities	67,821	—
Property and equipment, net	1,231	793
Operating leases, right-of-use assets	3,683	4,147
Deposits and other assets	5,197	5,389
	$413,017	$190,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,684	$10,190
Accrued compensation and benefits	10,837	11,534
Operating lease liabilities	943	925
Debt	22,060	20,945
Accrued liabilities	41,862	33,100
Total current liabilities	89,386	76,694
Noncurrent operating lease liabilities	3,179	3,671
Noncurrent debt	29,838	30,212
Commitments and contingencies
Stockholders' equity:
Common stock	542	390
Additional paid-in capital	1,836,818	1,493,469
Accumulated deficit	(1,545,796)	(1,413,642)
Accumulated other comprehensive loss	(950)	(219)
Total stockholders' equity	290,614	79,998
	$413,017	$190,575

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Revenues:
Royalties	$164	$297	$214	$493

Operating expenses:
Research and development	29,426	24,603	92,135	67,308
General and administrative	18,350	15,642	47,734	29,784
Total operating expenses	47,776	40,245	139,869	97,092
Loss from operations	(47,612)	(39,948)	(139,655)	(96,599)
Interest income	4,965	852	13,556	1,294
Interest expense	(2,066)	(1,817)	(5,991)	(4,877)
Other income and (expense), net	(92)	(138)	(64)	916
Net loss	$(44,805)	$(41,051)	$(132,154)	$(99,266)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.23)	$(0.26)

Shares used in computing basic and diluted net loss per share	579,508,305	405,237,474	562,445,577	380,659,049

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
Net loss	$(44,805)	$(41,051)	$(132,154)	$(99,266)
Net unrealized loss on marketable securities	(11)	153	(722)	(468)
Foreign currency translation adjustments	6	9	(9)	21
Comprehensive loss	$(44,810)	$(40,889)	$(132,885)	$(99,713)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive income	—	—	—	—	75	75
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	509	1,777,470	(1,451,764)	(160)	326,055
Net loss	—	—	—	(49,227)	—	(49,227)
Other comprehensive loss	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	1	1
Issuance of common stock in connection with exercise of warrants	12,842,857	13	17,754	—	—	17,767
Stock-based compensation related to issuance of common stock and options in exchange for services	6,327	—	99	—	—	99
Issuance of common stock under equity plans	361,074	—	573	—	—	573
Stock-based compensation for equity-based awards to employees and directors	—	—	3,945	—	—	3,945
Balance at June 30, 2023	521,942,104	$522	$1,799,841	$(1,500,991)	$(945)	$298,427
Net loss	—	—	—	(44,805)	—	(44,805)
Other comprehensive loss	—	—	—	—	(11)	(11)
Foreign currency translation adjustment	—	—	—	—	6	6
Issuance of common stock in connection with exercise of warrants	19,523,808	19	28,290	—	—	28,309
Stock-based compensation related to issuance of common stock and options in exchange for services	9,581	—	440	—	—	440
Issuance of common stock under equity plans	1,004,173	1	1,043	—	—	1,044
Stock-based compensation for equity-based awards to employees and directors	—	—	7,204	—	—	7,204
Balance at September 30, 2023	542,479,666	$542	$1,836,818	$(1,545,796)	$(950)	$290,614

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	$126,416
Net loss	—	—	—	(30,098)	—	(30,098)
Other comprehensive loss	—	—	—	—	(539)	(539)
Foreign currency translation adjustment	—	—	—	—	1	1
Stock-based compensation related to issuance of common stock and options in exchange for services	5,284	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	1,692	—	—	1,692
Balance at March 31, 2022	323,736,875	324	1,399,713	(1,301,839)	(711)	97,487
Net loss	—	—	—	(28,117)	—	(28,117)
Other comprehensive loss	—	—	—	—	(82)	(82)
Foreign currency translation adjustment	—	—	—	—	11	11
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Stock-based compensation related to issuance of common stock and options in exchange for services	4,637	—	13	—	—	13
Issuance of common stock under equity plans	589,913	1	760	—	—	761
Stock-based compensation for equity-based awards to employees and directors	—	—	2,058	—	—	2,058
Balance at June 30, 2022	377,664,759	$378	$1,472,407	$(1,329,956)	$(782)	$142,047
Net loss	—	—	—	(41,051)	—	(41,051)
Other comprehensive loss	—	—	—	—	162	162
Foreign currency translation adjustment	—	—	—	—	—	—
Stock-based compensation related to issuance of common stock and options in exchange for services	3,071	—	112	—	—	112
Issuance of common stock in connection with exercise of warrants	2,798,003	3	3,635			3,638
Issuances of common stock under equity plans	748,493	1	1,200	—	—	1,201
Stock-based compensation for equity-based awards to employees and directors	—	—	2,063	—	—	2,063
Balance at September 30, 2022	381,214,326	$382	$1,479,417	$(1,371,007)	$(620)	$108,172

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(132,154)	$(99,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	208
Accretion and amortization on investments, net	(8,335)	(9)
Amortization of debt issuance costs/debt discounts	742	1,103
Stock-based compensation for services by non-employees	650	140
Stock-based compensation for employees and directors	14,110	5,813
Amortization of right-of-use assets	464	431
Changes in assets and liabilities:
Current and noncurrent assets	(13,694)	(24,506)
Current and noncurrent liabilities	11,084	23,888
Net cash used in operating activities	(126,805)	(92,198)

Cash flows from investing activities:
Purchases of property and equipment	(766)	(291)
Purchases of marketable securities	(459,727)	(97,336)
Proceeds from maturities of marketable securities	232,602	140,706
Net cash (used in) provided by investing activities	(227,891)	43,079

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	9,492	1,962
Proceeds from issuance of common stock from public offering and pre-funded warrant, net of paid issuance costs	213,337	69,916
Proceeds from exercise of warrants	105,912	3,638
Debt discount and issuance costs for debt financing	—	(175)
Net cash provided by financing activities	328,741	75,341
Effect of exchange rates on cash, cash equivalents and restricted cash	(9)	10
Net increase in cash, cash equivalents and restricted cash	(25,964)	26,232
Cash, cash equivalents and restricted cash at the beginning of the period	57,209	35,235
Cash, cash equivalents and restricted cash at the end of the period	$31,245	$61,467

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date.

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

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock. These pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share each, and as of September 30, 2023, none of these pre-funded warrants have been exercised. These pre-funded warrants, which represent an aggregate of 51,430,477 shares of common stock, have been included in the computation of basic net loss per share, since their exercise price is negligible and they may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2023 and 2022, the diluted net loss per share calculation excludes potential dilutive securities of 77,651,673 and 174,347,456, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2023 and 2022, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$2,951	$932	$5,847	$2,799
General and administrative	4,253	1,131	8,263	3,014
Stock-based compensation expense included in operating expenses	$7,204	$2,063	$14,110	$5,813

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognized stock-based compensation expense of $3.2 million related to performance-based stock options on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, as we achieved a specified strategic milestone associated with certain performance-based stock options. We have not recognized any additional stock-based compensation expense for any remaining performance-based stock options on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, as achievement of the specified strategic milestones associated with the remaining performance-based stock options was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the nine months ended September 30, 2023 and 2022 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	81.5% to 82.1%	77.7% to 81.6%
Risk-free interest rate range	3.42% to 4.62%	1.69% to 3.77%
Expected term	6 years	5.5 years

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the nine months ended September 30, 2023 and 2022 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility range	79.0% to 83.2%	61.4% to 86.5%
Risk-free interest rate range	4.73% to 5.40%	0.40% to 2.79%
Expected term range	6 months to 12 months	6 months to 12 months

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

SEPTEMBER 30, 2023

(UNAUDITED)

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$12,549	$—	$—	$12,549
Commercial Paper	3,970	—	—	3,970
	$16,519	$—	$—	$16,519

Restricted cash:
Money market fund	$264	$—	$—	$264
Certificate of deposit	272	—	—	272
	$536	$—	$—	$536

Marketable securities:
U.S. Treasury securities - due in 1 to 2 years	$26,467	$1	$(22)	$26,446
Government-sponsored enterprise securities (due in less than one year)	94,524	4	(293)	94,235
Government-sponsored enterprise securities (due in one to two years)	10,651	—	(35)	10,616
Commercial paper (due in less than one year)	149,583	1	(280)	149,304
Corporate notes (due in less than one year)	39,438	2	(160)	39,280
Corporate notes (due in one to two years)	30,939	1	(182)	30,758
	$351,602	$9	$(972)	$350,639

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2022 were as follows:

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2023 and December 31, 2022 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2023:
US Treasury Securities (due in less than one year)	$26,446	$(22)	$—	$—	$26,446	$(22)
Government-sponsored enterprise securities (due in less than one year)	94,523	(293)	—	—	94,523	(293)
Government-sponsored enterprise securities (due in one to two years)	10,651	(35)	—	—	10,651	(35)
Commercial paper (due in less than one year)	149,584	(281)	—	—	149,584	(281)
Corporate notes (due in less than one year)	39,438	(160)	—	—	39,438	(160)
Corporate notes (due in one to two years)	30,939	(181)	—	—	30,939	(181)
	$351,581	$(972)	$—	$—	$351,581	$(972)

As of December 31, 2022:
U.S. Treasury securities (due in less than one year)	$11,424	$(57)	$1,497	$(5)	$12,921	$(62)
Municipal securities (due in less than a year)	—	—	2,976	(24)	2,976	(24)
Government-sponsored enterprise securities (due in less than one year)	9,845	(14)	—	—	9,845	(14)
Commercial paper (due in less than one year)	52,454	(92)	—	—	52,454	(92)
Corporate notes (due in less than one year)	1,998	(2)	23,962	(53)	25,960	(55)
	$75,721	$(165)	$28,435	$(82)	$104,156	$(247)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2023 and December 31, 2022 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and nine months ended September 30, 2023 and 2022 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Money market funds(1)(2)	$12,813	$—	$—	$12,813
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)	—	26,446	—	26,446
Government-sponsored enterprise securities(3)(4)	—	104,852	—	104,852
Commercial paper(3)	—	153,274	—	153,274
Corporate notes(3)(4)	—	70,037	—	70,037
Total	$13,085	$354,609	$—	$367,694
As of December 31, 2022:
Money market funds(1)(2)	$39,864	$—	$—	$39,864
Certificate of deposit(2)	271	—	—	271
U.S. Treasury securities(3)	—	12,921	—	12,921
Municipal securities(3)	—	2,976	—	2,976
Government-sponsored enterprise securities(2)	—	9,846	—	9,846
Commercial paper(3)	—	64,199	—	64,199
Corporate notes(3)	—	25,959	—	25,959
Total	$40,135	$115,901	$—	$156,036

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2023	2022
CRO and clinical trial costs	$18,271	$17,040
Manufacturing activities	13,066	5,321
Legal settlements	7,000	8,350
Professional legal and accounting fees	718	1,318
Interest payable	594	561
Other	2,213	510
	$41,862	$33,100

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

As of September 30, 2023, a total of $50,000,000 has been drawn under the Loan Agreement. As of September 30, 2023, $55,000,000 remains as committed principal that can be drawn as follows: (a) one tranche of $10,000,000 is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) a second tranche of $20,000,000 is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) a final tranche of $25,000,000 is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

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

We are in compliance with the covenants under the Loan Agreement as of September 30, 2023. The interest-only payment period was extended from April 2023 to April 2024 upon the achievement of positive top-line results from the IMerge Phase 3 clinical trial in January 2023.

As of September 30, 2023, the net carrying value of the debt under the Loan Agreement was $51,898,000, which includes the principal amount of $50,000,000 less net unamortized debt discounts and issuance costs of $408,000 plus accrued end of term charge

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

of $2,306,000. The carrying value of the debt approximates the fair value as of September 30, 2023. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2023 (in thousands):

Remainder of 2023	$1,801
2024	39,362
2025	20,056
Total	61,219
Less: amount representing interest	(7,944)
Less: unamortized debt discount and issuance costs	(408)
Less: unaccrued end of term charge	(969)
Less: current portion of debt	(22,060)
Noncurrent portion of debt	$29,838

5. CONTINGENCIES AND UNCERTAINTIES

Purported Securities Lawsuits

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020. On September 2, 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, or the Stipulation, which was subject to Court approval.

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which was paid into an escrow account under our available insurance coverage and, at our election, $7,000,000 in either shares of our common stock and/or cash which was payable after final approval of the settlement by the Court. On October 13, 2022, the Court preliminarily approved the parties’ settlement, and the Court granted final approval of the settlement on September 28, 2023 and final judgment was entered on October 3, 2023. As of September 30, 2023 and December 31, 2022, our portion of the settlement amount of $7,000,000 has been included in accrued liabilities on our condensed consolidated balance sheets. The settlement amount was paid in the first week of October 2023.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our current officers and certain current and former members of our board. On May 17, 2023, the Delaware Court of Chancery approved a settlement of the derivative case pending before it, and the case was dismissed with prejudice. Subsequently, each of the remaining derivative cases were dismissed with prejudice as well.

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

Any other future lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of any other future lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense against any other future lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. We currently are not able to estimate the possible additional costs to us, if any, from these matters, and we cannot be certain how long it may take to resolve any future lawsuit. Such amounts could be material to our condensed consolidated financial statements if we do not prevail in the defense against any future lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to any future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Severance Plan

We have an Amended and Restated Severance Plan, or Severance Plan, that applies to all employees that are (i) above the Vice President level, (ii) hired by the Company before January 1, 2022, or (iii) not subject to performance improvement plans, and provides for, among other benefits: (x) a severance payment upon a Change of Control Triggering Event and Separation from Service and (y) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the Severance Plan, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the Severance Plan, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the Severance Plan, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where a non‑executive employee is terminated by us without cause. Severance payments range from three to 18 months of base salary, depending on the employee’s position with us, payable in a lump sum payment. The Severance Plan also provides that the provisions of employment agreements entered into between us and executive or non‑executive employees supersede the provisions of the Severance Plan. As of September 30, 2023, all our executive officers have employment agreements with provisions that may provide greater severance benefits than those in the Severance Plan.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

6. STOCKHOLDERS’ EQUITY

Public Offering

On January 10, 2023 we completed the January 2023 offering consisting of 68,007,741 shares of our common stock and the 2023 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $2.45 per share. The public offering price of the 2023 pre-funded warrant was $2.449 per share. The 2023 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2023 pre-funded warrant is exercised in full. As of September 30, 2023, none of the 2023 pre-funded warrant has been exercised. The net cash proceeds from this offering were $213,337,000, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2023 pre-funded warrant.

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

Warrant Exercises

In the first quarter of 2023, warrants to purchase 44,983,194 shares of Geron common stock were exercised for net cash proceeds of approximately $59,835,000. In the second quarter of 2023, warrants to purchase 12,842,857 shares of Geron common stock were exercised for net cash proceeds of approximately $17,767,000. In the third quarter of 2023, warrants to purchase 19,523,808 shares of Geron common stock were exercised for net cash and receivables of approximately $28,309,522. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020 and April 2022. As of September 30, 2023, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 51,430,477 shares of our common stock; and
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 2,474,503 shares of our common stock related to the public offering of our common stock in May 2020.

2023 At Market Issuance Sales Agreement

On November 1, 2023, we entered into an At Market Issuance Sales Agreement, or the 2023 Sales Agreement with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $100 million from time to time through B. Riley Securities as the sales agent.

The issuance and sale of common stock under the 2023 Sales Agreement will be pursuant our effective shelf registration statement on Form S-3 filed with the United States Securities and Exchange Commission, or the SEC, on January 4, 2023.

B. Riley Securities may sell the common stock by any method that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the 2023 Sales Agreement, B. Riley

Securities will use commercially reasonable efforts consistent with its normal trading and sales practices to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we impose). We are not obligated to make any sales of common stock under the 2023 Sales Agreement.

We will pay B. Riley Securities an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through B. Riley Securities under the 2023 Sales Agreement. We have also provided B. Riley Securities with customary indemnification rights.

Unless earlier terminated as provided below, the 2023 Sales Agreement will automatically terminate upon earlier of (i) the sale

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

of all common stock subject to the 2023 Sales Agreement or (ii) termination of the 2023 Sales Agreement in accordance with its terms.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023, or 2022 Form 10-K.

Company Overview

Summary

We are a late-stage biopharmaceutical company pursuing therapies with the potential to extend and enrich the lives of patients living with hematologic malignancies. Our investigational first-in-class telomerase inhibitor, imetelstat, harnesses Nobel Prize winning science in a treatment that may alter the underlying course of these diseases.

Our lead program for imetelstat is in Low or Intermediate-1 risk myelodysplastic syndromes, or lower risk MDS. In January 2023, we reported positive top-line results from our IMerge Phase 3 clinical trial. The trial met its primary endpoint of 8-week transfusion independence rate and a key secondary endpoint of 24-week transfusion independence rate, demonstrating highly statistically significant (i.e., P<0.001 for both) and clinically meaningful benefits in imetelstat versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high and very high baseline transfusion burden; and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS. Consistent with prior imetelstat clinical experience, the most common serious adverse events were primarily short-lived, manageable thrombocytopenia and neutropenia.

Based on the positive top-line data from IMerge Phase 3 and the prior IMerge Phase 2 clinical trials, we submitted a New Drug Application, or NDA, to the FDA in the United States, or U.S., for the treatment of transfusion-dependent anemia in adult patients with low-to-intermediate-1 risk MDS who have failed to respond or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs, which was accepted for standard review in August 2023 and assigned a Prescription Drug User Fee Act (PDUFA) action date of June 16, 2024. In addition, the FDA informed us that it is currently planning to hold an advisory committee meeting as part of the NDA review. If imetelstat is approved for commercialization by the FDA in a timely manner, we anticipate commercial launch of imetelstat in lower risk MDS in the U.S. could occur by the end of the first half of 2024. In September 2023, we submitted a marketing authorization application, or MAA, in Europe that was validated for review by the European Medicines Agency, or EMA, for imetelstat for the same proposed indication as in the U.S. NDA. We anticipate review of the MAA could take approximately 14 months and, if approved by the European Commission by the end of 2024, we anticipate that the commercial launch of imetelstat in lower risk MDS in Europe could occur in 2025.

We believe that the positive data from IMerge Phase 3 and IMerge Phase 2, as well as our prior Phase 2 clinical trial of imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production, which suggest potential disease-modifying activity. We believe this potential for disease modification could differentiate imetelstat from currently approved treatments in myeloid hematologic malignancies. Accordingly, in addition to lower risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies with the following ongoing clinical trials:

•
IMpactMF, a Phase 3 clinical trial in relapsed/refractory MF with overall survival, or OS, as the primary endpoint, that currently is enrolling patients. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the first half of 2025, and the final analysis may occur in the first half of 2026. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected.
•
IMproveMF, a Phase 1 combination clinical trial in first-line Intermediate-1, Intermediate-2 or High-Risk myelofibrosis, or frontline MF, that currently is enrolling patients. In October 2023, the Safety Evaluation Team (SET) for the study evaluated patient data from the first cohort. No dose-limiting toxicities (DLTs) were identified, and the SET made a unanimous decision to escalate to the second dose cohort, effective immediately; and
•
IMpress, an investigator-led Phase 2 clinical trial in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS, and acute myeloid leukemia, or AML, in which the first patient was dosed in June 2023.

In June 2023, we opened an expanded access program, sometimes called a compassionate use program, whereby imetelstat can be used outside of a clinical trial for lower risk MDS patients with serious or life-threatening conditions who have exhausted their treatment options and are not eligible for, or able to participate in, a clinical trial. To be considered for expanded access, requests must be submitted to Geron by a qualified and licensed physician with expertise and facilities appropriate for the administration of imetelstat.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facility, interest income on our marketable securities and payments we received under our collaborative and licensing arrangements. As of September 30, 2023, we had approximately $381.9 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $50.0 million.

Substantially all of our revenues to date have been payments under collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2023, we had an accumulated deficit of approximately $1.5 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat may require significant additional clinical testing prior to possible regulatory approval in the U.S. and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential U.S. and European commercialization of imetelstat in lower risk MDS.

Based on our current operating plan and our expectations regarding the timing of potential approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, proceeds from the exercise of our outstanding warrants, and funding under the Loan Agreement, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025. Our ability to generate revenues from sales of imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the outstanding remaining warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned.

If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. Until the FDA or similar international regulatory authorities approve imetelstat for marketing in lower risk MDS, if at all, we cannot begin commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in our 2022 Form 10-K.

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

We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of, imetelstat; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us, including any future efficacy or safety results that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition. In order for imetelstat to be commercialized, we must conduct non-clinical tests and clinical trials to demonstrate the safety and efficacy of imetelstat, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenue based on sales of imetelstat for the current year, if at all.

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

We recognized royalty revenues of $164,000 and $214,000 for the three and nine months ended September 30, 2023, respectively, compared to $297,000 and $493,000 for the same periods in 2022. Royalty revenues in 2023 and 2022 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

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

Research and Development Expenses

During the three and nine months ended September 30, 2023 and 2022, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2023 and 2022, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Direct external expenses	$18,756	$17,351	$62,298	$46,277
Personnel-related expenses	8,812	5,748	24,266	16,970
All other expenses	1,858	1,504	5,571	4,061
Total research and development expenses	$29,426	$24,603	$92,135	$67,308

The increase in research and development expenses for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily reflects the net result of higher manufacturing costs due to the timing of imetelstat manufacturing batches and increased personnel-related expenses for additional headcount. At this time, we cannot provide reliable estimates of how much time or investment will be necessary to advance imetelstat toward commercialization. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $18.4 million and $47.7 million for the three and nine months ended September 30, 2023, respectively, compared to $15.6 million and $29.8 million for the same periods in 2022. The increase in general and administrative expenses for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily reflects higher personnel-related expenses of approximately $5.7 million and $14.2 million, respectively, for additional headcount; as well as new costs for commercial preparatory activities of approximately $1.9 million and $6.8 million, respectively. The increases in expense were partially offset by a decrease in legal and accounting expenses of $6.8 million and $6.1 million for the three and nine months ended September 30, 2023, respectively, primarily related to $7.0 million recorded in the third quarter of 2022 for our portion of the settlement in connection with the class action lawsuit. We expect general and administrative expenses to increase in the future as the imetelstat program matures and potential stage-gated commercialization activities continue.

Interest Income

Interest income was $5.0 million and $13.6 million for the three and nine months ended September 30, 2023, respectively, compared to $852,000 and $1.3 million for the same periods in 2022. The increase in interest income for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in January 2023 and cash proceeds from warrant exercises in the first nine months of 2023, as well as higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $2.1 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, compared to $1.8 million and $4.9 million for the same periods in 2022. The increase in interest expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily reflects rising interest rates. Currently, we have $50.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other expense was $92,000 for the three months ended September 30, 2023 and net other expense was $64,000 for the nine months ended September 30, 2023, compared to net other expense of $138,000 and net other income of $916,000 for the three and nine months ended September 30, 2022. Net other income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had cash, restricted cash, cash equivalents, and marketable securities of $381.9 million, compared to $173.1 million at December 31, 2022. The increase in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2023 was primarily the net result of the receipt of net cash proceeds of $213.3 million from our underwritten public offering completed in January 2023 and receipt of cash and receivables from the exercise of outstanding warrants of $105.9 million, partially offset by cash being used for operations.

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

From January 1, 2023 through September 30, 2023, we have received $54.1 million in cash proceeds from the exercise of warrants we issued in 2020, covering 41,635,576 shares of our common stock. From January 1, 2023 through September 30, 2023, we have received $51.8 million in cash and receivables from the exercise of warrants we issued in 2022, covering 35,714,282 shares of our common stock. As of September 30, 2023, we had warrants remaining from our 2020 issuance covering 2,474,503 shares of our common stock, which if exercised in full for cash, would provide $3.2 million in cash proceeds.

As of September 30, 2023, we had a long-term principal debt balance of $50.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. As of September 30, 2023, a total of $55.0 million is available to be drawn in a series of tranches under the Loan Agreement, subject to certain terms and conditions. Of this amount, $30.0 million is available subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, and the remaining $25.0 million is available subject to approval by an investment committee comprised of Hercules and SVB. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information on the second amendment.

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

On September 4, 2020, we entered into an At Market Issuance Sales Agreement, or the 2020 Sales Agreement, with B. Riley Securities, Inc., or B. Riley Securities, pursuant to which we were able to elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. B. Riley Securities was eligible to receive an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. We did not sell any shares of our common stock pursuant to the 2020 Sales Agreement during the nine months ended September 30, 2023. Approximately $79.1 million of our common stock remained available for issuance under the 2020 Sales Agreement as of September 4, 2023 when the 2020 Sales Agreement expired. No further stock will be sold pursuant to the 2020 Sales Agreement.

On November 1, 2023, we entered into a new At Market Issuance Sales Agreement, or the 2023 Sales Agreement, with B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We have agreed to pay B. Riley Securities an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement.

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

Future Funding Requirements

Based on our current operating plan and our expectations regarding the timing of the potential approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, proceeds from the exercise of our outstanding warrants, and funding under the Loan Agreement, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025. Our ability to generate revenues from sales of imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the outstanding remaining warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed; whether we will obtain regulatory approval for imetelstat in any indication we pursue, including lower risk MDS; or, if approved, whether we will be able to effectively commercialize imetelstat, if at all. We may never recoup our investment in any imetelstat development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
the scope, progress, duration, results and costs of current clinical trials, including IMerge Phase 3, IMpactMF, IMproveMF and IMpress, and any potential future clinical trials of imetelstat, as well as our expanded access program and non-clinical studies and assessments of imetelstat;
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
•
expenses associated with potential litigation;
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

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., or B. Riley, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, future proceeds from potential cash exercises of currently outstanding warrants, potential future sales of our common stock, including under the 2023 Sales Agreement, and potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2023 and 2022 was $126.8 million and $92.2 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2023, compared to the same period in 2022, primarily reflects higher payments to support ongoing clinical trials of imetelstat, commercial preparatory activities, and increases in headcount to support pre-approval and commercialization efforts.

Cash Flows from Investing Activities

Net cash used in investing activities was $227.9 million for the nine months ended September 30, 2023 and net cash provided by investing activities was $43.1 million for the nine months ended September 30, 2022. The increase in net cash used in investing activities for the nine months ended September 30, 2023, compared to the same period in 2022, primarily reflects a higher rate of purchases than maturities of marketable securities in 2023 from the investment of net cash proceeds received from the underwritten public offering completed in January 2023 and warrant exercises in the first half of 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $328.7 million and $75.3 million, respectively. Financing activities in 2023 primarily reflect the receipt of net cash proceeds from the underwritten public offering completed in January 2023 and warrant exercises in the first half of 2023.

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2022 Form 10-K and there have been no changes to the contractual terms of our operating leases during the nine months ended September 30, 2023.

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

•
Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for or be able to commercialize imetelstat, on a timely basis or at all.
•
Our failure to obtain regulatory approval for imetelstat in the U.S. would have a material adverse effect on our business that would likely cause us to cease operations.
•
If imetelstat is approved for marketing and commercialization in lower risk MDS and we are unable to establish and maintain effective sales, marketing and distribution capabilities, or obtain coverage and adequate third-party payor reimbursement, we will be unable to successfully commercialize imetelstat.
•
If we are not successful in commercializing imetelstat, we will not be able to achieve our projections for future revenue, if any.
•
We may be unable to develop imetelstat or advance imetelstat to subsequent clinical trials. Any suspension of or delays in IMpactMF, including due to challenges in opening clinical sites or patient recruitment, enrollment and retention resulting from macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
•
Our failure to obtain additional capital would force us to further delay, reduce or eliminate development and potential future commercialization of imetelstat, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
•
We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.
•
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
•
Disruptions at the FDA and other government agencies caused by funding shortages or a prolonged government shutdown could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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

RISKS RELATED TO THE DEVELOPMENT OF IMETELSTAT

Our future success depends solely on imetelstat, our only product candidate, and we cannot be certain that we will be able to continue to develop imetelstat or advance imetelstat to subsequent clinical trials, or that we will be able to receive regulatory approval for or to commercialize imetelstat, on a timely basis or at all.*

Imetelstat is our sole product candidate, upon whose success we are wholly dependent. We do not currently have any other products or product candidates. Our ability to develop imetelstat and launch it commercially is subject to significant risks and uncertainties, including, obtaining regulatory approval from the FDA and European Commission for commercializing imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS who have failed to respond to or have lost response to or are ineligible for ESAs, as well as, among other things, our ability to:

•
Receive regulatory approval to commercialize imetelstat in lower risk MDS from the FDA and European Commission, without the requirement for additional pre-approval clinical trials or further testing or development commitments, if at all, any of which could result in increased costs to us, and delay or limit our ability to generate revenue;

•
obtain sufficient safety and efficacy data from the IMpactMF clinical trial to support any application for regulatory approval in relapsed/refractory MF, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile;
•
ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;
•
obtain additional capital in order to enable us to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, as well as to conduct the regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications;
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
•
enter into and maintain arrangements with third parties to provide services needed to further research and develop imetelstat, including maintaining the agreements with our contract research organizations, or CROs, or to manufacture imetelstat, in each case at commercially reasonable costs and in sufficient quantities;
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
•
compete effectively with other approved treatments in lower risk MDS and MF;
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

Our current and potential future clinical trials of imetelstat could be interrupted, delayed, terminated or abandoned for a variety of reasons, including due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.*

Currently, the active clinical trials of imetelstat are IMpactMF, IMproveMF and IMpress. In addition, we have extended IMerge Phase 3 to allow remaining patients to continue to receive treatment of either imetelstat or placebo, and such patients are also being followed for survival and disease progression, as well as safety. In June 2023, we opened an expanded access program, sometimes called a compassionate use program, whereby imetelstat could be used outside of a clinical trial for lower risk MDS patients with serious or life-threatening conditions who have exhausted their treatment options and are not eligible for, or able to participate in, a clinical trial.

The conduct and completion of IMpactMF, IMproveMF and IMpress could be interrupted, delayed or abandoned for a variety of reasons, including due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. In addition, we may also experience in our own clinical trials, and investigator-led clinical trials such as IMpress may experience, clinical trial failures or delays related to:

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
•
obtaining and/or maintaining regulatory clearances in the U.S. or other countries to conduct clinical trials, such as obtaining or maintaining regulatory clearances to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all, which could, for example, prevent us from, or result in substantial delays in, conducting or completing IMpactMF and IMproveMF, as well as the investigator-led IMpress clinical trial, or commencing potential future clinical trials of imetelstat;
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
•
use of trial endpoints such as overall survival, that inherently require prolonged periods of clinical observation or analysis of the resulting data to determine trial outcomes;
•
manufacturing sufficient quantities that meet our specifications and timelines for imetelstat, or other clinical trial materials, in a manner that meets the quality standards of the FDA and other similar international regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise, including as a result of temporary or permanent shut down of contract manufacturing facilities due to violations of good manufacturing practices, or GMP, regulations or other applicable requirements; infections or cross-contaminations of product candidates in the manufacturing process; capacity limitations, or other supply disruptions;
•
ensuring the ability to manufacture and supply imetelstat at acceptable costs and in sufficient quantities for potential future clinical trials of imetelstat and potential commercial uses;
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
•
reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators, physician investigators, vendors and other third parties located in the U.S. or other countries, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development and collaborating with them successfully;
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

•
obtaining timely review and clearances by regulatory authorities for any clinical protocol amendments or modifications to our manufacturing process which may be sought for current and potential future clinical trials of imetelstat, including responding to questions or comments from these authorities in a timely and adequate manner, which could, for example, prevent us from conducting or completing IMpactMF, IMproveMF, or the investigator-led IMpress clinical trial, or commencing potential future clinical trials of imetelstat; and
•
obtaining institutional review board or ethics committee approvals for clinical trial protocols or protocol amendments, including any future refinements to the trial designs we may seek for IMpactMF or IMproveMF, or that may be sought in the investigator-led IMpress clinical trial, or as a result of changes in regulatory requirements and policies, which could, for example, prevent us from conducting or completing IMpactMF or IMproveMF, or prevent the completion of the investigator-led IMpress clinical trial, and commencing potential future clinical trials of imetelstat.

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

Failures or delays with respect to any of the aforementioned events could adversely affect our ability to conduct or complete IMpactMF or IMproveMF, or the completion of the investigator-led IMpress clinical trial, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs, or interrupt, further delay or halt our development or potential commercialization of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Further difficulties retaining patients in IMerge Phase 3 and enrolling or retaining patients in IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, whether as a result of the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons, could further delay or otherwise adversely affect our clinical development and commercialization activities, which would cause our business and business prospects to be severely harmed.*

The timely completion of a clinical trial in accordance with its protocol depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Further challenges in screening, enrolling and retaining patients in IMpactMF, IMproveMF and IMpress, as well as treating and following the remaining patients in IMerge Phase 3, whether as a result of the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons, may further delay our conduct of such trials, or cause them to be discontinued. For example, we have clinical trial sites in Ukraine, Russia and nearby European countries, and have experienced, and may continue to experience, delays and suspensions in clinical trial activities at clinical sites in Ukraine and Russia due to the current civil or political unrest conditions, including delays in clinical site initiations, patient screening and enrollment, as well as constraints on available sites and site personnel.

Although we reported positive top-line results from IMerge Phase 3 in January 2023, the trial has been extended to allow remaining patients to continue to receive either imetelstat or placebo, which allows us to continue to assess the longer-term durability of transfusion independence, as well as survival, disease progression and safety. Such assessments would be precluded or adversely affected if we experience difficulties in retaining such patients, whether due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or for any other reasons. The retention of patients in IMerge Phase 3 and the enrollment and retention of patients in IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, depend on many factors, such as:

•
the ability to identify and screen patients who meet the patient eligibility criteria specified in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoint;
•
the proximity of patients to trial sites, and patients’ willingness and ability to travel to trial sites for treatment or monitoring;
•
the design of the trial;

•
the ability to recruit and retain clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and patients’ perceptions of the potential advantages of imetelstat, both in relation to other available therapies, including new drugs that have been approved or may be approved for the indications being investigated, and as a result of data reported from previous or current clinical trials of imetelstat, and their willingness to participate in clinical trials of imetelstat;
•
the ability to monitor patients adequately during and after treatment;
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

Furthermore, if imetelstat is approved for commercialization, we will need to complete substantial preparations to be ready for any such potential future commercialization of imetelstat. The development and maintenance of an in-house marketing and sales force or entering into an arrangement with a third party for the commercialization of imetelstat outside of the U.S. will require significant capital expenditures, management resources and time.

Delays caused by the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, or other factors in patient enrollment, or the inability to retain or treat patients, have resulted in and may in the future result in further increased costs due to extended timelines and other factors, and may lead to incomplete data sets, or adversely affect the timing or outcome of current and potential future clinical trials of imetelstat which could delay or prevent the commencement, conduct or completion of these trials and adversely affect the clinical development, as well as the timing or outcome of the potential commercialization of imetelstat. Such additional occurrences would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat.

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could further delay or prevent the commencement and/or completion of clinical trials for imetelstat, delay or prevent its regulatory approval, or limit its commercial potential.*

Imetelstat may continue to cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt current or potential future clinical trials of imetelstat, as well as our expanded access program. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials of imetelstat include:

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
•
gastrointestinal events;
•
infections;
•
muscular and joint pain;
•
fatigue;
•
headache; and

•
infusion-related reactions.

If patients in any clinical trials of imetelstat or our expanded access program experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data in clinical trials of imetelstat do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may place one or more of the INDs for imetelstat on clinical hold, as occurred in March 2014. If this were to occur, there would be a significant delay in, or possible termination of, such clinical trial or all the imetelstat clinical trials and any potential commercialization efforts, which might cause us to cease operations. For example, we are aware of a case in our IMpactMF clinical trial of a patient with myelofibrosis associated with underlying progressive bone marrow failure, who died from febrile neutropenia, pulmonary hemorrhage and bilateral pneumonia, which, at the time of reporting, the investigator related to imetelstat. If such toxicities or other safety issues in any clinical trial of imetelstat are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

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
•
additional, unexpected clinical trials or non-clinical studies may be required to be conducted; or
•
imetelstat may not receive or maintain any regulatory authorizations, including for commercial use.

Further, clinical trials by their nature examine the effect of a potential therapy in a sample of the potential future patient population. As such, clinical trials conducted with imetelstat, to date and in the future, may not uncover all possible adverse events that patients treated with imetelstat may experience. Because remaining patients in IMerge Phase 3, IMpactMF, IMproveMF and IMpress continue to receive imetelstat treatment, and patients in our expanded access program will continue to receive imetelstat treatment, additional or more severe toxicities or safety issues, including additional non-serious or serious adverse events and dose-limiting toxicities, may be observed as patient treatment continues and more data become available. In addition, because additional data are being generated from these trials, the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death, and any other severe adverse effects that may be associated with life-threatening clinical outcomes.

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

A clinical trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of imetelstat clinical trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results of clinical trials with smaller sample sizes less reliable than trials with a larger number of patients. As a result, there may be less certainty that imetelstat will achieve a statistically significant effect in any future clinical trials.

For example, we shortened the follow-up period after the last patient has been enrolled from 15 months to 12 months to enable an earlier clinical cut-off date for the primary analysis in IMerge Phase 3. Although we reported positive top-line results from IMerge Phase 3 in January 2023, our decision to shorten the follow-up period after the last patient has been enrolled may result in further clinical responses that may have occurred after the 12-month clinical cut-off date being excluded from the primary analysis. The exclusion of this additional data from the primary analysis could reduce the overall efficacy results of the trial, including durability of transfusion independence, which could limit or prevent marketing approval of imetelstat in lower risk MDS by the FDA or similar international regulatory authorities, cause them not to approve imetelstat at all or require additional clinical trials or further testing prior to granting any regulatory approval, or as a post-marketing commitment, to market imetelstat in lower risk MDS.

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

In IMbark, we reported a median overall survival of 19.9 months and 28.1 months for the 4.7 mg/kg and 9.4 mg/kg dosing arms, respectively, in relapsed/refractory MF patients. In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, any of which might cause us to cease operations.

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

In January 2023, we announced positive top-line results from IMerge Phase 3; in June 2023, we reported additional and new data from IMerge Phase 3 at the American Society of Clinical Oncology Annual Meeting and the European Hematology Association Annual Congress. Such top-line results and data may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, top-line results and subsequently reported data, including from IMerge Phase 3, should be viewed with caution. Moreover, as remaining patients in IMerge Phase 3 continue to be treated and followed under the extension phase of the trial and longer-term outcomes are assessed, these additional and more mature data may alter the benefit-risk profile of imetelstat in an adverse manner, including with respect to overall survival. Material adverse differences in future results, compared to preliminary, interim or top-line data, could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, including the potential commercialization of imetelstat, and might cause us to cease operations.

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

Further delay, suspension or abandonment of our development of imetelstat in myeloid hematologic malignancies, including with respect to the IMpactMF, IMproveMF and IMpress clinical trials, could have a material adverse effect on the future of imetelstat and our business prospects, including the potential commercialization of imetelstat in indications other than lower risk MDS.

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

Although we rely on third parties to conduct our imetelstat clinical trials, including IMerge Phase 3, IMpactMF and IMproveMF, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar international regulatory authorities require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar international regulatory authorities, may require us to perform additional clinical trials before approving any application for regulatory approval. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would further delay the process for any regulatory approval. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business prospects and the future of imetelstat, including the potential commercialization of imetelstat, any of which might cause us to cease operations.

We also are required to register the imetelstat clinical trials that we sponsor and post the results of certain completed clinical trials on certain government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding CROs, investigators, vendors and other third parties involves additional costs and delays because of the time it takes to finalize a contract with a new CRO and for their commencement of work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with our CROs, investigators, vendors and other third parties, we and any of these third parties may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, business prospects and the future of imetelstat.

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

We do not control the conduct of current or any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-to-risk assessment that could impact our ongoing clinical trials or development program for imetelstat.

We do not control the design or administration of the investigator-led clinical trial, IMpress, or any potential future investigator-led trials, nor the submission, approval or maintenance of any IND or international equivalent filings required to conduct these clinical trials. In addition, we do not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any potential future investigator-led clinical trial could have a material adverse effect on our ability to further develop imetelstat or to advance imetelstat to subsequent clinical trials.

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

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in Europe. Although the FDA has accepted for standard review our NDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS who have failed to respond or have lost response to or are ineligible for ESAs, and the EMA has validated our MAA for imetelstat for the same proposed indication, there can be no assurance that we will receive regulatory approval by the FDA or the European Commission for the commercialization of imetelstat. Regulatory authorities, including the FDA and EMA, may disagree with our interpretation of the data and may require additional clinical testing before we can obtain regulatory approval and begin commercialization of imetelstat, if at all, any of which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. There is no guarantee that we will obtain regulatory approval or be able to commence commercialization on the timeline we are planning or at all.

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
•
disagreement with our interpretation of data from non-clinical studies or clinical trials, including disagreement from the oncology drug advisory committee that the FDA has informed us is currently being planned in connection with the NDA review;
•
failure to collect data from clinical trials of imetelstat that are considered applicable to the proposed indicated population and/or are not meeting the level of integrity or statistical or clinical significance required by the FDA or similar international regulatory authorities, or a determination such data is not sufficient to support the submission of an NDA, MAA, or other submission, or to obtain regulatory approval in the U.S., the European Union, or EU, or elsewhere;
•
rejection by the FDA of foreign data included in the NDA and the non-applicability of this data to the U.S. population and U.S. medical practice;
•
deficiencies in our clinical trial operations or the clinical trial operations of trial sites, including as a result of bioresearch monitoring inspections by the FDA or competent authorities of the individual EU Member States in conjunction with NDA or MAA review;
•
identification of critical issues as a result of a pre-approval health authority inspection that could negatively impact the integrity of data in an NDA or MAA and lead to a rejection by the FDA, European Commission, or similar international health authorities;
•
errors or deficiencies in the conduct of the imetelstat program prior to its transition to us by our former collaborator, and/or in the transition of the imetelstat program to us by our former collaborator;
•
unwillingness or inability by our former collaborator to provide information requested by the FDA, EMA, or similar international regulatory authorities regarding the time period when our former collaborator was responsible for the imetelstat program;
•
a determination by the FDA, EMA, or similar international regulatory authorities that the appropriate indication for commercial use of imetelstat is narrower or more restrictive than anticipated;
•
failure to satisfy the requirement to develop a risk evaluation and mitigation strategy, or REMS, for the U.S. and a risk management plan for the EU including post-marketing studies, as a potential condition to approval;
•
disagreement regarding the formulation, labeling and/or the specifications for imetelstat;
•
a determination by the FDA, EMA, or similar international regulatory authorities that the manufacturing processes, test procedures and specifications applicable to the manufacture of imetelstat, or the facilities of the third-party manufacturers with which we contract for clinical and commercial supplies of imetelstat are inadequate, or failure by such third-party manufacturers to maintain compliance with the regulatory and other requirements established by the FDA or similar international regulatory authorities, including as a result of pre-approval inspections conducted in conjunction with NDA or MAA review;

•
the failure of the quality or stability of imetelstat to meet acceptable regulatory standards;
•
the FDA, EMA, the competent authorities of the individual EU Member States or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to lack of resources or other reasons;
•
we or any third-party service providers may be unable to demonstrate compliance with GMP, and/or GCP, to the satisfaction of the FDA, the competent authorities of the individual EU Member States or similar international regulatory authorities;
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

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that increase our costs or render imetelstat not commercially viable, which would harm imetelstat’s future value and our business and business prospects. In addition, obtaining regulatory approval is a lengthy, expensive and uncertain process.

Regulatory authorities may also not approve the labeling claims that are necessary or desirable for the successful commercialization of a drug, such as imetelstat. For example, regulatory authorities may not agree with our belief in the disease-modifying properties of imetelstat, and future regulatory clearances, if any, that we might obtain for imetelstat may be limited to fewer or narrower indications than we might request, or may be granted subject to the performance of post-marketing studies, which may impose further requirements or restrictions on the distribution or use of imetelstat, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for imetelstat and affect reimbursement by third-party payors. Future regulatory clearances, if any, may be limited to a smaller patient population, or may require a different drug formulation or a different manufacturing process, than we might in the future decide to seek.

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

Disruptions at the FDA and other government agencies, including international regulatory authorities, caused by funding shortages or a prolonged government shutdown could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the European Commission, EMA or similar international regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, the European Commission, EMA or similar international regulatory authorities, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, a prolonged government shutdown or regulatory delay could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If imetelstat is approved for commercialization and we are unable to establish and maintain effective sales, marketing and distribution capabilities or enter into agreements with third parties to commercialize imetelstat, we will be unable to successfully commercialize imetelstat if and when it is approved.

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

Our inability to successfully establish and maintain effective commercialization capabilities for imetelstat, if we receive regulatory approval to do so, would severely and adversely affect our financial results, business and business prospects, including the potential commercialization of imetelstat, and the future of imetelstat.

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

The FDA granted orphan drug designation to imetelstat in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the European Commission granted orphan drug designation in December 2015 to imetelstat for the treatment of MF and in July 2020 for the treatment of MDS. The designation of imetelstat as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, imetelstat, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as imetelstat prior to imetelstat receiving any exclusive marketing approval.

We may lose orphan drug exclusivity for certain reasons, including if the FDA or the European Commission determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of imetelstat to meet the needs of patients with MF or MDS. Failure to maintain orphan designation status in the EU at the time of submitting the MAA, or failure to complete the agreed pediatric plan, would lead to the loss of the additional two-year exclusivity period.

Even if we maintain orphan drug exclusivity for imetelstat, the exclusivity may not effectively protect imetelstat from all competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, the FDA or the European Commission can subsequently approve a different drug with the same active moiety for the same condition, if the FDA or the European Commission concludes that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could result in decreased sales of imetelstat, should it ever receive marketing approval, and may harm our business and business prospects. In addition, orphan drug designation will neither shorten the development time nor regulatory review time for imetelstat, and it does not give imetelstat any advantage in the regulatory review or approval process.

A Fast Track designation by the FDA, such as the Fast Track designations received for imetelstat for MDS and MF, does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process.*

In October 2017, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with transfusion-dependent low red blood cell counts, or anemia, due to non-del(5q) lower risk MDS and who are refractory or resistant to treatment with an ESA. In September 2019, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with relapsed/refractory MF.

Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of the sponsor’s NDA. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any imetelstat NDA will be approved or that any approval will be granted within any particular timeframe; our NDA for imetelstat has been accepted for standard review and assigned a PDUFA action date of June 16, 2024. In addition, the FDA may withdraw Fast Track designation for any indication if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.

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
•
product seizures;
•
injunctions; and
•
civil and criminal penalties and fines.

The imposition of any of these penalties or other commercial limitations, including equivalent penalties or commercial limitations imposed by foreign regulatory authorities, would severely and adversely affect our financial results, business and business prospects, including the potential commercialization of imetelstat, and the future of imetelstat, and might cause us to cease operations.

We are seeking regulatory approval to market imetelstat in Europe, and as a result, we may experience additional risks related to marketing outside of the U.S. that would materially adversely affect our business.*

We are seeking regulatory approval to market imetelstat in Europe, and may be subject to additional risks, including, if regulatory approval is obtained from the European Commission, risks related to operating outside of the U.S., such as:

•
European Commission and other foreign regulatory approvals, if any, may take longer and be more costly to obtain than approvals in the U.S., due to differing regulatory requirements in foreign countries;
•
EMA and other regulatory authorities outside of the U.S. may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
•
approval policies or regulations of EMA or other regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for potential approval;
•
the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;

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

We are also subject to numerous regulatory requirements outside of the U.S. governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in jurisdictions outside of the U.S. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by the European Commission or other regulatory authorities outside the U.S. and vice versa.

In the EEA, the Clinical Trials Regulation, which came into effect in January 2022, introduced substantial changes in how clinical trials are authorized in the European Economic Area, or EEA, enabling sponsors to submit a single application to run a clinical trial in several EEA countries. The objectives of the new regulation include consistent rules for conducting trials throughout the EU, consistent data standards and adverse events listing, and consistent information on the authorization status. Information on the conduct and results of each clinical trial carried out in the EU will be made publicly available. Commencing in January 2023, clinical trial sponsors will need to use the Clinical Trials Information System, or CTIS, to apply to start a new clinical trial in the EEA; and from January 2025, clinical trials in the EEA will need to comply with the Clinical Trials Regulation.

In addition, a new pan-European clinical trial data information database has been created that will be complementary to the database established for pharmacovigilance (Regulation (EC) No 726/2004 with respect to centrally authorized medicinal products). In addition, Commission Implementing Regulation (EU) No 520/2012 outlines the practical implications for marketing authorization holders, national competent authorities, the European Commission and the EMA. Also, Commission Delegated Regulation (EU) No 357/2014 on post-authorization efficacy studies specifies the situations in which such studies may be required. Post-authorization efficacy studies may be required where concerns relating to some aspects of efficacy of the medicinal product are identified and can be resolved only after the medicinal product has been marketed, or where the understanding of the disease, the clinical methodology or the use of the medicinal product under real-life conditions indicate that previous efficacy evaluations might have to be revised significantly.

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

Demand for compassionate use of imetelstat could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.*

We are developing imetelstat to treat life-threatening hematologic malignancies for which there are currently limited therapeutic options. In June 2023, we opened an expanded access program in the U.S. for the use of imetelstat in lower risk MDS patients. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, reduce the availability of potentially eligible clinical trial participants, and otherwise divert our resources from our primary goals.

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
•
supply chain issues, including the timely availability and shelf life requirements of raw materials and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, and pandemics or other health crises;
•
shortage of qualified personnel; and
•
regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country where imetelstat might be sold or used.

As a result of these and other risks, we may be unable to establish and/or maintain a manufacturing infrastructure and supply chain capable of providing imetelstat for our clinical trials, our expanded access program, and potential future commercial uses, which would delay or result in a cessation of such current or potential future clinical trials and commercialization of imetelstat and cause potential reputational harm. Occurrence of any such events would further delay or preclude any potential regulatory approvals and therefore further delay or preclude our ability to earn revenue from the commercialization, if any, of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If third parties that manufacture imetelstat fail to perform as needed, the clinical and commercial supply of imetelstat will be limited, and we may be unable to conduct or complete current or potential future clinical trials of imetelstat or to commercialize imetelstat in the future.

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
•
compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations, including foreign governing regulations, corresponding to similar international regulatory authorities, including any deficiencies identified during regulatory inspections, such as those identified in a recent FDA inspection of one of our third-party manufacturers;
•
breach or termination of manufacturing or supply contracts;
•
inadequate storage or maintenance at contracted facilities resulting in theft or spoilage; and
•
natural disasters that affect contracted facilities.

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization. For example, manufacturing delays could adversely impact the conduct or completion of imetelstat clinical trials as well as our expanded access program, or commencement of potential future clinical trials of imetelstat, or preclude or delay potential future commercial sales, which could severely and adversely affect our financial results, business and business prospects, and the future of imetelstat and cause reputational harm.

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

Risks Related to Our Financial Position and Need For Additional Financing

Our failure to obtain additional capital would force us to further delay, reduce or eliminate development and potential future commercialization of imetelstat, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.*

Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2023, we had approximately $381.9 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Based on our current operating plan and our expectations regarding the timing of potential approval of our NDA by the FDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with lower risk MDS, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, proceeds from the exercise of our outstanding warrants, and funding under the Loan Agreement, will be sufficient to fund our projected operating requirements through the end of the third quarter of 2025. We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned.

We cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. For example, holders of our outstanding warrants may not exercise any portion of a warrant if, after giving effect to such exercise, the holder would own more than 9.99% of our outstanding common stock immediately after exercise, which percentage may be changed at the holder's election upon 61 days' notice to us subject to the terms of the warrants. In addition, in the event that a registration statement registering the issuance of the shares of common stock underlying our purchase warrants is not effective or available for the issuance of such shares to such holder at the time of exercise, a holder of our purchase warrants may only exercise such purchase warrants through a “cashless exercise,” in which case, the holder would receive upon such exercise, the net number of shares of common stock determined according to the formula set forth in the purchase warrant, and we would not receive any proceeds from the exercise of such purchase warrants. As a result, we may not receive our anticipated proceeds from certain of our outstanding warrants. In addition, drawdowns under the Loan Agreement are subject to our achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements to our existing capital resources, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche. Even if we receive the future proceeds in full from the potential cash exercise of outstanding warrants and potential drawdowns under the Loan Agreement, we may still require additional funding. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development, including conducting and completing IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, or commencing, conducting or completing potential future clinical trials of imetelstat, or pursuing potential commercialization of imetelstat, which would severely harm our business and we might cease operations. In addition, our ability to commercialize imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities which we may be unable to do in a timely manner or at all.

Because the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether any development activities we may undertake will succeed; whether we will obtain regulatory approval for imetelstat in any indication we pursue, including in lower risk MDS; or whether we will be able to effectively commercialize imetelstat, if at all. We may never recoup our investment in any imetelstat development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the scope, progress, timing, magnitude and costs of clinical development, manufacturing and potential commercialization of imetelstat, including the number of indications being pursued, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
the scope, progress, duration, results and costs of current and any potential future clinical trials of imetelstat, as well as our expanded access program and non-clinical studies and assessments of imetelstat;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in IMpactMF, IMproveMF, or the investigator-led IMpress clinical trial, or any potential future clinical trials of imetelstat, whether as a result of the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
•
the costs, timing and outcomes of regulatory reviews or other regulatory actions related to imetelstat, such as obtaining and maintaining regulatory clearances and approvals to continue clinical development of imetelstat in current and potential future clinical trials, as well as to commence potential commercialization of imetelstat in the U.S., EU and in other countries;
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
•
our ability to successfully market and sell imetelstat, if imetelstat receives future regulatory approval or clearance, in the U.S., EU or other countries, and the associated costs;
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
•
the costs of maintaining and operating facilities in California and New Jersey, as well as higher expenses for travel;
•
macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, that may reduce our ability to access debt capital or financing on preferable terms, which may adversely affect future capital requirements and forecasts;
•
the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities; and
•
the amount of proceeds, if any, of cash exercises of our currently outstanding warrants.

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues.

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement, the remaining tranches of up to $55.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to imetelstat or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, future proceeds from potential cash exercises of currently outstanding warrants, potential future sales of our common stock, including under the 2023 Sales Agreement and potential future drawdowns, if available, of the remaining up to $55.0 million under the Loan Agreement (which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche), will be sufficient to fund our operating plans. While we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

We currently have no source of product revenue and may never become profitable.

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of September 30, 2023, our accumulated deficit was approximately $1.5 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any further revenues. We have no ongoing collaborations related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues, although we may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities.

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

As of September 30, 2023, the total outstanding principal amount under the Loan Agreement was $50.0 million. The tranches for the remaining $55.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $10.0 million is available from January 1, 2023 until December 15, 2023, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain other requirements; (b) the second remaining tranche of $20.0 million is available from September 15, 2023 until September 15, 2024, subject to the achievement of certain clinical and regulatory milestones, and satisfaction of certain capitalization requirements; and (c) the final remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first two remaining tranches. If we do not receive investment committee approval, we will not be eligible to draw funds under the final remaining tranche under the Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired. As a result, our development and potential commercialization of imetelstat and other research and development programs could be significantly delayed, which would materially adversely affect our business, business prospects, financial condition and operating results.

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

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the Patent Office and various governmental patent agencies in other countries over the lifetime of our owned and licensed patents and/or patent applications and any patent rights we may own or license in the future. Maintaining such compliance may be impacted by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. For example, we have issued patents and pending patent applications in Ukraine and Russia, and if we are unable to submit responses to governmental patent agencies or make payments related to such patents and patent applications in a timely manner due to the military conflict in the region, these patents or patent applications may be irrevocably lost. In such an event, potential competitors might be able to enter the market with imetelstat or similar products, and this circumstance could harm our financial condition, business and business prospects and the future of imetelstat. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.

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

We are seeking registered trademarks for a commercial trade name for imetelstat in the U.S. and jurisdictions outside of the U.S. and failure to secure such registrations could adversely affect our business.*

We are seeking registration of trademarks for a potential commercial trade name for imetelstat in the U.S. and other jurisdictions outside of the U.S. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We intend to maintain our trademark registrations in all countries but failure to maintain such registrations could adversely affect our business. If our United States application which forms the basis for our international registration, or IR, for our commercial trade name is refused, withdrawn, or abandoned within the first 5 years of our IR we will lose our IR registrations which could adversely affect our business. Moreover, any name we propose to use for imetelstat in the U.S. and Europe must be approved by the FDA and the European Commission respectively, regardless of whether we have registered it, or applied to register it, as a trademark. Both the FDA and the EMA typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or the EMA rejects all of our proposed proprietary product names, we may be required to expend additional time and resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA and the EMA.

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

Risks Related to Managing Our Growth and Other Business Operations

We may be unable to successfully retain or recruit key personnel to support the development and potential future commercialization of imetelstat or to otherwise successfully manage our growth.*

Our ability to successfully develop imetelstat in the future and to potentially commercialize imetelstat depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we need to recruit, maintain, motivate and integrate additional personnel with expertise and experience in clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs, legal affairs, compliance, market access, pricing, commercial operations, sales, and marketing, to enable us to further develop and potentially commercialize imetelstat.

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

We intend to develop imetelstat broadly for hematologic malignancies, and to potentially commercialize, market and sell imetelstat in the U.S. and the EU. We may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by delays in reporting any results from IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for imetelstat. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from potential commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

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

We will require substantial additional funding to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and IMpress, as well as for our expanded access program, and conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications, and our need for additional funds may arise sooner than planned. However, we cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. In addition, if we elect to increase our expenditures to fund imetelstat development or commercialization activities outside the U.S., we will be required to substantially increase our personnel resources and we will need to obtain substantial further capital, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital if and when needed, we will not be able to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, as well as to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other future indications to generate product revenues. Establishing the infrastructure necessary to further develop, commercialize, market and sell imetelstat worldwide will require substantial resources and may divert the attention of our management and key personnel and negatively impact our imetelstat development or commercialization efforts in the U.S.

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
•
costs arising from fulfilment of regulatory obligations related to our role as marketing authorization holder for imetelstat;
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

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability claims or claims related to clinical trial conduct or the potential commercialization of imetelstat if any, including if the use of imetelstat is alleged to have injured patients, such as injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of imetelstat. We currently have limited product liability and clinical trial liability insurance, and we may not be able to maintain this type of insurance for the potential commercialization of imetelstat, if any, or any of our current or potential future clinical trials of imetelstat. In addition, this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of potential commercialization of imetelstat, clinical trials generally and the high cost of insurance for our business activities. We may be unable to obtain or maintain clinical trial insurance in all of the jurisdictions where we conduct current or potential future clinical trials. In addition, business liability, product liability and cybersecurity insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, cybersecurity or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities would have a material adverse effect on our business, and could cause us to cease our development of imetelstat.

In the past, we and certain of our officers have been named as defendants in securities class action lawsuits and shareholder derivative lawsuits. Potential similar or related lawsuits that may be filed in the future, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. Any such lawsuits, or other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.*

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities.

Between January 23, 2020 and March 5, 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed on March 19, 2020. The other two lawsuits, filed in the U.S. District Court, or the Court, for the Northern District of California, or the Northern District, were consolidated by the Court on May 14, 2020. On September 2, 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, or the Stipulation, which was subject to court approval. On October 13, 2022, the Court preliminarily approved the parties’ settlement, and the Court granted final approval of the settlement on September 28, 2023 and final judgment was entered on October 3, 2023.

Between April 23, 2020 and June 8, 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our current officers and certain current and former members of our board. On May 17, 2023, the Delaware Court of Chancery approved a settlement of the derivative case pending before it, and the case was dismissed with prejudice. Subsequently, each of the remaining derivative cases were dismissed with prejudice as well.

It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of any additional lawsuits, and we may not prevail. In addition, we have and may continue to incur substantial legal fees and costs in connection with such lawsuits. As discussed in Note 5 on Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, we recorded our portion of the settlement amounts for the Stipulation and the Derivative Stipulation on our consolidated statements of operations for the year ended December 31, 2022, as well as corresponding liabilities on our consolidated balance sheet as of December 31, 2022. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

We have not established any reserve for any potential liability relating to any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in similar or related litigation, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

If approved for commercial sale for the treatment of lower risk MDS, imetelstat would compete against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, or Celgene, a Bristol-Myers Squibb Corporation, or BMS; hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen-Cilag NV in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; and Reblozyl (luspatercept), a TGF-beta inhibitor, by BMS in global collaboration with Merck & Co., Inc., or Merck, that was initially approved in the U.S. for certain patients with lower risk MDS in April 2020 and received supplemental approval for first-line lower risk MDS in August 2023, and TIBSOVO(R) (ivosidenib), a IDH1 inhibitor by Les Laboratoires Servier that was approved for treatment of IDH1-mutated relapsed or refractory MDS in October 2023.

Roxadustat, a hypoxia-inducible factor prolyl hydroxylase inhibitor, by FibroGen, Inc. reported that their Phase 3 trial did not meet its primary endpoint. Other therapies currently in Phase 3 development in lower risk MDS, some of which may obtain regulatory approval earlier than imetelstat include Onureg (oral azacitidine) by BMS; and Hengqu (hetrombopag), an oral nonpeptide thrombopoietin receptor agonist, by Jiangsu Hengrui Pharmaceuticals Co., Ltd.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower risk MDS, including but not limited to: HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS; LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; KER-050, a TGF-beta inhibitor, by Keros Therapeutics, Inc., or Keros Therapeutics; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; RVT-2001, a SF3B1 modulator, by Roivant Sciences, Ltd.; sabatolimab (MBG453), a TIM-3 inhibitor, by Novartis AG; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS; etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; briquilimab (JSP191), an unconjugated, aglycosylated, anti-c-Kit antibody, by Jasper Therapeutics, Inc.; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc., and RVU120, a selective CDK8/CDK19 kinase inhibitor, by Ryvu Therapeutics.

If approved for commercial sale for the treatment of MF, imetelstat would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation, or Incyte, and Inrebic (fedratinib) by Celgene, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma Corp., which was approved in February 2022 for the treatment of adults with Intermediate or High-Risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L and OJJAARA (momelotinib), a JAK inhibitor, by GlaxoSmithKline plc, which was approved for the treatment of intermediate or high-risk myelofibrosis (MF), including primary MF or secondary MF (postpolycythemia vera (PV) and post-essential thrombocythemia (ET)), in adults with anemia in September 2023. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than imetelstat, include OJJAARA plus AZD5153, a BET inhibitor, by GlaxoSmithKline plc; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG; navitoclax, a BCLXL, BCL-2 and BCLW inhibitor, by AbbVie, Inc.; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; development of parsaclisib, a PI3K delta inhibitor, by Incyte has been discontinued in both the front-line and JAKi treated MF Phase 3 trials. Other approaches for MF currently under investigation that could compete with imetelstat in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; LCL-161, an inhibitor of apoptosis protein (IAP), by Novartis; ABBV-744, a BET inhibitor, by AbbVie, Inc.; KRT-232, an inhibitor of MDM2, by Kartos Therapeutics, Inc.; GB2064, a LOXL2 inhibitor, by Galecto Biotech; elraglusib (9-ING-41), a glycogen synthase kinase-3 beta inhibitor, by Actuate Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; IMG-7289, a LSD1 inhibitor, by Imago Biosciences, Inc.; APG-1252, a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; ilginatinib (NS-018), a JAK2 inhibitor by NS Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

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

As a result of the foregoing, competitors may develop more commercially desirable or affordable products than imetelstat, or achieve earlier or longer patent protection or product commercialization than we may be able to achieve with imetelstat. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to imetelstat. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by imetelstat. Competitors may develop products that are safer, more effective, or less costly than imetelstat, or more convenient to administer to patients and, therefore, present a serious competitive threat to imetelstat. In addition, competitors may price their products below what we may determine to be an acceptable price for imetelstat, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than imetelstat. Such competitive products or activities by competitors may render imetelstat obsolete, which may cause us to cease any further development or future commercialization of imetelstat, which would severely and adversely affect our financial results, business and business prospects, and the future of imetelstat, and might cause us to cease operations.

To be commercially successful, imetelstat must be accepted by the healthcare community, which can be very slow to adopt or unreceptive to new technologies and products.

Even if approved for marketing, imetelstat may not achieve market acceptance, or the potential U.S. or international revenue we believe may be possible, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize imetelstat. If approved for commercial sale, imetelstat will compete with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of imetelstat will depend on a number of factors, including:

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

The adoption of health policy changes and healthcare reform both in the U.S. and outside the U.S. may adversely affect our business and financial results.

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

Moreover, the U.S. and some jurisdictions in other countries are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges to certain aspects of the ACA, and it is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for drugs such as imetelstat.

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

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.*

Historically, our stock price has been extremely volatile. Between October 1, 2014 and September 30, 2023, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between October 1, 2022 and September 30, 2023, the price has ranged between a high of $3.69 per share and a low of $1.97 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
announcements regarding the potential regulatory approval or non-approval of imetelstat and the timing thereof, specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review process;
•
announcements regarding the research and development of imetelstat, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current clinical trials of imetelstat, including IMerge Phase 3, IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, as well as for our expanded access program or for potential future clinical trials of imetelstat, for any reason, or our inability, for any reason, to successfully continue the development of imetelstat;
•
obtaining additional capital on commercially reasonable terms to further advance the imetelstat program, including through the completion of IMpactMF, IMproveMF and the investigator-led IMpress clinical trial, and to conduct the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and other future indications;
•
timeliness of preliminary, interim or final clinical trial data expected to be reported with respect to current or potential future clinical trials of imetelstat, and investor perceptions thereof;
•
not receiving timely regulatory clearances or approvals in any jurisdiction, whether within or outside of the U.S. to continue clinical development and obtain marketing approvals of imetelstat in relapsed/refractory MF, lower risk MDS or any additional myeloid hematologic malignancies in a timely manner or at all;
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
•
disputes or other developments relating to imetelstat proprietary rights, including patents, litigation matters and our ability to obtain, enforce and defend patent protection for our technologies;
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
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
•
announcements of or developments concerning any litigation;
•
actions instituted by activist shareholders or others;
•
the issuance of common stock to partners, vendors or investors to raise additional capital or as a result of option or warrant exercises;
•
other events or factors that are beyond our control; and
•
the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”

Stock prices and trading volumes for many biopharmaceutical companies fluctuate widely for a number of reasons, including factors which may be unrelated to their businesses or results of operations, such as media coverage, statements made on message boards and social media forums, legislative and regulatory measures and the activities of various interest groups or organizations. In addition to the risk factors described in this section, overall market volatility, as well as general domestic or international economic, market and political conditions, including those resulting from the effects of macroeconomic conditions like pandemics or other health crises, civil or political unrest or global geopolitical conflicts around the world, inflation, rising interest rates or prospects of a recession, or government shutdowns, could materially and adversely affect the market price of our common stock and the return on your investment in our securities.

In addition, as further discussed in the Risk Factor above entitled “In the past, we and certain of our officers have been named as defendants in securities class action lawsuits and shareholder derivative lawsuits. Potential similar or related lawsuits that may be filed in the future, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. Any such lawsuits, or other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome”, we and one of our officers were named as defendants in recently settled securities class action lawsuits. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. Any lawsuits brought against us in the future could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials, and/or preclude or delay potential future clinical trials, or could preclude or delay commercialization efforts.

The sale of a substantial number of shares may adversely affect the market price of our common stock.

As of September 30, 2023, 542,479,666 shares of our common stock were issued and outstanding, and we had reserved 133,987,467 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans and outstanding warrants.

Future sales of our common stock or the perception that such sales could occur, or the issuance of common stock to fund our operations and imetelstat development, including pursuant to the 2023 Sales Agreement or upon the potential exercise of currently outstanding warrants, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our securities, as well as the existence of outstanding stock options and shares of common stock reserved for issuance under our stock option and equity incentive plans and outstanding warrants, also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities, which could negatively affect the market price of our common stock and the return on stockholders’ investment.

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

Provisions of our charter documents and bylaws may make it substantially more difficult for a third-party to acquire control of us and may prevent changes in our management, including provisions ththat:

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

In addition, we may be unable to transfer personal data from the EEA and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. The EEA and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Our operations, and those of our CROs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health pandemics or epidemics, civil or political unrest or military conflicts around the world, terrorism, insurrection or war, and other natural or man-made disasters or business interruptions. Furthermore, other events, including global geopolitical conflicts, could lead to additional sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business. There is a risk that one or more of our CROs, suppliers, and other contractors and consultants might not survive an economic downturn. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1+*	Employment Agreement by and between the Registrant and Scott A. Samuels, effective as of August 1, 2023
10.2+*	Employment Agreement by and between the Registrant and Michelle Robertson, effective as of September 25, 2023
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 2, 2023.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 2, 2023.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 2, 2023.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 2, 2023.**
101

The following materials from the Registrant’s September 30, 2023 Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: November 2, 2023	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)