Form 10-Q
period 2024-03-31
GERON CORP
filed 2024-05-02
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 26, 2024:
Common Stock, $0.001 par value	593,132,540 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$189,761	$70,023
Restricted cash	1,119	1,115
Marketable securities	253,288	263,676
Interest and other receivables	1,629	1,655
Prepaid and other current assets	5,712	4,879
Total current assets	451,509	341,348
Noncurrent marketable securities	20,782	43,298
Property and equipment, net	1,681	1,177
Operating leases, right-of-use assets	3,392	3,556
Deposits and other assets	4,710	4,697
	$482,074	$394,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,992	$6,161
Accrued compensation and benefits	6,794	13,759
Operating lease liabilities	955	949
Debt	71,526	46,893
Accrued liabilities	33,891	40,308
Total current liabilities	123,158	108,070
Noncurrent operating lease liabilities	2,829	3,006
Noncurrent debt	11,219	35,051
Commitments and contingencies
Stockholders' equity:
Common stock	591	545
Additional paid-in capital	1,997,709	1,844,988
Accumulated deficit	(1,653,159)	(1,597,769)
Accumulated other comprehensive loss	(273)	185
Total stockholders' equity	344,868	247,949
	$482,074	$394,076

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Revenues:
Royalties	$304	$21

Operating expenses:
Research and development	29,373	27,219
General and administrative	27,065	12,894
Total operating expenses	56,438	40,113
Loss from operations	(56,134)	(40,092)
Interest income	4,239	3,853
Interest expense	(3,433)	(1,922)
Other income and (expense), net	(62)	39
Net loss	$(55,390)	$(38,122)

Basic and diluted net loss per share	$(0.09)	$(0.07)

Shares used in computing basic and diluted net loss per share	603,493,451	544,459,004

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Net loss	$(55,390)	$(38,122)
Net unrealized loss on marketable securities	(448)	75
Foreign currency translation adjustments	(10)	(16)
Comprehensive loss	$(55,848)	$(38,063)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive income	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuance of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Stock-based compensation related to issuance of common stock and options in exchange for services	4,211,493	4	6,745	—	—	6,749
Issuance of common stock under equity plans	2,462	—	92	—	—	92
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive loss	—	—	—	—	75	75
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	$509	$1,777,470	$(1,451,764)	$(160)	$326,055

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,390)	$(38,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	99
Accretion and amortization on investments, net	(2,367)	(1,727)
Amortization of debt issuance costs/debt discounts	802	242
Stock-based compensation for services by non-employees	92	112
Stock-based compensation for employees and directors	4,877	2,961
Amortization of right-of-use assets	164	152
Changes in assets and liabilities:
Current and noncurrent assets	(819)	1,915
Current and noncurrent liabilities	(9,723)	(11,997)
Net cash used in operating activities	(62,253)	(46,365)

Cash flows from investing activities:
Purchases of property and equipment	(615)	(372)
Purchases of marketable securities	(65,618)	(241,611)
Proceeds from maturities of marketable securities	100,440	63,250
Net cash provided by (used in) investing activities	34,207	(178,733)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	6,749	7,875
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	141,000	213,337
Proceeds from exercise of warrants	49	59,835
Net cash provided by financing activities	147,798	281,047
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	(16)
Net increase in cash, cash equivalents and restricted cash	119,742	55,933
Cash, cash equivalents and restricted cash at the beginning of the period	71,138	57,209
Cash, cash equivalents and restricted cash at the end of the period	$190,880	$113,142

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date.

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

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock. These pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share each, and as of March 31, 2024, none of these pre-funded warrants have been exercised. These pre-funded warrants, which represent an aggregate of 59,433,145 shares of common stock, have been included in the computation of basic net loss per share, since their exercise price is negligible and they may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three months ended March 31, 2024 and 2023, the diluted net loss per share calculation excludes potential dilutive securities of 84,430,455 and 107,971,822 respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

March 31, 2024

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

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

Our current imetelstat clinical trials are being supported by contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed and managed by CROs based upon the amount of work completed on each trial. Expenses are recorded based on contracted amounts agreed to with our CROs and through monthly reporting provided by CROs. We monitor activities conducted and managed by the CROs to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We record expense on the best information available at the time. However, additional information may become available to us which may require adjustments to research and development expenses in future periods.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three months ended March 31, 2024 and 2023, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$1,681	$1,306
General and administrative	3,196	1,655
Stock-based compensation expense included in operating expenses	$4,877	$2,961

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not recognized any stock-based compensation expense for any remaining performance-based stock options on our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, as achievement of the specified strategic milestones associated with the remaining performance-based stock options was not considered probable at that time.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the three months ended March 31, 2024 and 2023 has been estimated at the date of grant using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	82.94% to 86.68%	81.53% to 81.64%
Risk-free interest rate range	4.05% to 4.32%	3.42% to 4.10%
Expected term	6 years	6 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the three months ended March 31, 2024 and 2023 has been estimated using the Black Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	59.46% to 79.05%	61.04% to 81.08%
Risk-free interest rate range	4.79% to 5.40%	0.09% to 4.76%
Expected term range	6 months to 12 months	6 months to 12 months

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

March 31, 2024

(UNAUDITED)

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The key elements of ASU 2020-06 aim to reduce unnecessary complexity in GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For contracts in an entity’s own equity, the FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities that are not smaller reporting companies. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted ASU 2020-06 as of January 1, 2024, it did not have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements – Issued But Not Yet Adopted

In March 2024, the FASB issued ASU 2024-01, Accounting for Application of Profits Interest and Similar Awards, or ASU 2024-01. The key elements of ASU 2024-01 aim to account for profit interest awards as compensation to employees or nonemployees in return for goods and services effective for annual periods beginning after December 15, 2024, and interim periods with those annual periods. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed consolidated financial statements.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

2. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at March 31, 2024 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$147,245	$—	$—	$147,245
Commercial Paper	1,498	—	—	1,498
	$148,743	$—	$—	$148,743

Restricted cash:
Money market fund	$847	$—	$—	$847
Certificate of deposit	272	—	—	272
	$1,119	$—	$—	$1,119

Marketable securities:
U.S. Treasury securities - due in 1 to 2 years	$29,938	$14	$(2)	$29,950
Government-sponsored enterprise securities (due in less than one year)	63,652	14	(79)	63,587
Commercial paper (due in less than one year)	118,481	3	(157)	118,327
Corporate notes (due in less than one year)	41,458	5	(39)	41,424
Corporate notes (due in one to two years)	20,801	18	(37)	20,782
	$274,330	$54	$(314)	$274,070

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$16,815	$—	$—	$16,815
	$16,815	$—	$—	$16,815

Restricted cash:
Money market fund	$843	$—	$—	$843
Certificate of deposit	272	—	—	272
	$1,115	$—	$—	$1,115

Marketable securities:
U.S. Treasury securities (due in less than one year)	$26,752	$95	$—	$26,847
U.S. Treasury securities (due in one to two years)	2,877	17	—	2,894
Government-sponsored enterprise securities (due in less than one year)	86,250	43	(92)	86,201
Government-sponsored enterprise securities (due in one to two years)	13,598	72	—	13,670
Commercial paper (due in less than one year)	102,270	31	(33)	102,268
Corporate notes (due in less than one year)	48,409	14	(63)	48,360
Corporate notes (due in one to two years)	26,628	130	(24)	26,734
	$306,784	$402	$(212)	$306,974

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2024 and December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of March 31, 2024:
US Treasury Securities (due in less than one year)	$4,864	$(2)	$—	$—	$4,864	$(2)
Government-sponsored enterprise securities (due in less than one year)	38,097	(79)	—	—	38,097	(79)
Commercial paper (due in less than one year)	101,008	(157)	—	—	101,008	(157)
Corporate notes (due in less than one year)	24,559	(27)	4,957	(12)	29,516	(39)
Corporate notes (due in one to two years)	12,364	(37)	—	—	12,364	(37)
	$180,892	$(302)	$4,957	$(12)	$185,849	$(314)

As of December 31, 2023:
Government-sponsored enterprise securities (due in less than one year)	$69,377	$(92)	$—	$—	$69,377	(92)
Commercial paper (due in less than one year)	58,622	(33)	—	—	58,622	(33)
Corporate notes (due in less than one year)	34,567	(63)	—	—	34,567	(63)
Corporate notes (due in one to two years)	3,952	(23)	—	—	3,952	(23)
	$166,518	$(211)	$—	$—	$166,518	$(211)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2024 and December 31, 2023 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three months ended March 31, 2024 and 2023 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

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

March 31, 2024

(UNAUDITED)

based on quoted prices available in active markets. U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper, and corporate notes are categorized as Level 2 within the fair value hierarchy as their fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Money market funds(1)(2)	$148,092	$—	$—	$148,092
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)	—	29,950	—	29,950
Government-sponsored enterprise securities(3)	—	63,589	—	63,589
Commercial paper(3)	—	119,825	—	119,825
Corporate notes(3)(4)	—	62,206	—	62,206
Total	$148,364	$275,570	$—	$423,934
As of December 31, 2023:
Money market funds(1)(2)	$17,658	$—	$—	$17,658
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)(4)	—	29,742	—	29,742
Government-sponsored enterprise securities(3)(4)	—	99,872	—	99,872
Commercial paper(3)	—	102,268	—	102,268
Corporate notes(3)(4)	—	75,092	—	75,092
Total	$17,930	$306,974	$—	$324,904

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in restricted cash on our condensed consolidated balance sheets.
(3)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	MARCH 31,	DECEMBER 31,
(In thousands)	2024	2023
CRO and clinical trial costs	$19,695	$23,541
Manufacturing activities	10,593	14,629
Professional legal and accounting fees	1,061	556
Interest payable	896	768
Other	1,646	814
	$33,891	$40,308

4. DEBT

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

(as successor to Silicon Valley Bank)), or SVB, entered into a term loan facility, or the Original Loan Agreement, consisting of up to $75.0 million aggregate principal amount available to us, as amended in August 2021. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. On December 14, 2023, we entered into a third amendment to the Original Loan Agreement, or as amended, the Loan Agreement. As of March 31, 2024, a total of $80.0 million has been drawn under the Loan Agreement.

On the effective date of the second amendment, we paid $100,000 as a facility charge that we recognized as a debt discount and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future drawdowns will be treated similarly. We also incurred legal fees in connection with the second amendment, which we recognized as debt issuance costs and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method.

Under the third amendment, the aggregate principal amount drawn down and remaining available to us under the Term Loan remains at $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. The third amendment also provides that (i) the fourth tranche of the Term Loan was increased from $10.0 million to $30.0 million, (ii) the commitment period for the fifth tranche of the Term Loan of $20.0 million, which is available subject to achievement of a regulatory milestone and satisfaction of certain capitalization requirements, was extended through December 15, 2024, (iii) the variable annual interest rate on the outstanding loans has been decreased to the greater of: (x) 9.0%, or (y) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0%; and (iv) the interest only period of the Term Loan has been extended through June 30, 2024, and is further extendable to December 31, 2024 upon achievement of a regulatory and financial milestone and satisfaction of certain capitalization requirements. In connection with the third amendment, on the third amendment effective date, we borrowed and received the entire fourth tranche of the Term Loan in the amount of $30.0 million. After giving effect to such borrowing, the outstanding principal amount under the Loan Agreement is $80.0 million. On the effective date of the third amendment, we paid $300,000 as a facility charge that we recognized as a debt discount and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future drawdowns will be treated similarly. We also incurred legal fees in connection with the third amendment, which we recognize as debt issuance costs and amortize such cost to interest expense over the life of the loan using the effective interest rate method. The third amendment of the Loan Agreement is not substantially different as compared to the Original Loan Agreement, and accordingly, we treated the amendment as a modification of the debt in accordance with ASC 470. On September 15, 2023, the third tranche of $20.0 million of the Term Loan expired and is no longer available for us, but was added to the fourth tranche as part of the third amendment to the Loan Agreement.

Under the Term Loan as amended, the Term Loan matures on April 1, 2025, or the Loan Maturity Date, and may be extended up to an additional six months upon the achievement of certain regulatory and financial milestones. The Term Loan bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0% (8.5% as of December 31, 2023). The interest only period of the Term Loan is through June 30, 2024, and is further extendable to December 31, 2024 upon achievement of a regulatory and financial milestone and satisfaction of certain capitalization requirements. Following the expiration of the interest-only period, we are required to repay the Term Loan in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Term Loan, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Term Loans actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Term Loan using the effective interest rate method. At our option, upon at least five business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. There is no prepayment charge for prepayments of drawdowns under Tranche 1 or Tranche 2. Prepayments of drawdowns under Tranche 3, Tranche 4, Tranche 5 or Tranche 6 are subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made prior to June 30, 2025. Thereafter, any prepayment of Tranche 3, Tranche 4, Tranche 5 or Tranche 6 is not subject to a prepayment charge. We are in compliance with the covenants under the Loan Agreement as of March 31, 2024.

As of March 31, 2024, the net carrying value of the debt under the Loan Agreement was $82,745,000, which includes the principal amount of $80,000,000 less net unamortized debt discounts and issuance costs of $458,000 plus accrued end of term charge of $3,204,000. The carrying value of the debt approximates the fair value as of March 31, 2024. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of March 31, 2024 (in thousands):

Remainder of 2024	$53,564
2025	39,262
Total	92,826
Less: amount representing interest	(7,587)
Less: unamortized debt discount and issuance costs	(458)
Less: unaccrued end of term charge	(2,036)
Less: current portion of debt	(71,526)
Noncurrent portion of debt	$11,219

5. CONTINGENCIES AND UNCERTAINTIES

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

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24,000,000, comprised of $17,000,000 in cash, which was paid into an escrow account under our available directors' and officers', or D&O insurance coverage and, $7,000,000 in cash which was paid after final approval of the settlement by the court. The settlement does not constitute an admission of fault or wrongdoing by Geron or any of our officers. Our portion of the settlement amount was paid in the fourth quarter of 2023. There is no liability outstanding as of March 31, 2024 as the matter was fully settled during the year ended December 31, 2023.

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

Under the terms of the Derivative Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated shareholder derivative actions filed in the Northern District, we agreed to pay and/or to cause our insurance carriers to pay a total of $1,350,000, comprised of $525,000 in cash, which was payable under our available D&O insurance coverage and $825,000 in cash payable by us. The settlement does not constitute an admission of fault or wrongdoing by any of our officers or members of our board. In the second quarter of 2023, our insurance carriers paid $525,000 in cash, and we paid $825,000 in cash, for an aggregate total payment of $1,350,000. Accordingly, there are no outstanding amount to settle against this as of March 31, 2024.

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

March 31, 2024

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

Severance Plan

We have adopted two severance plans that apply to all of our employees who are not subject to performance improvement plans, one plan covering employees above the Vice President level, i.e., executives, and all other employees hired before January 1, 2022, and the other plan covering all non-executive employees hired on or after January 1, 2022. The severance plans provide for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the severance plans, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the plans, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the severance plans, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where an employee is terminated by us without cause. Severance payments range from three to 18 months of base salary in connection with a Change of Control Triggering Event or from six weeks to 12 months of base salary in connection with a Non-Change of Control Triggering Event, as well as a pro-rata portion of the employee’s annual target bonus, depending on the employee’s position with us, payable in a lump sum payment, and monthly COBRA payments for the severance period. The severance plans also provide that they shall not supersede the provisions of any individual employment agreements entered into between us and our employees, and that the employees with such agreements will be entitled to whichever benefits are greater under the severance plan or their employment agreement. A copy of the severance plan covering our executive officers is filed as an exhibit to our annual report on Form 10-K. As March 31, 2024, all our executive officers have employment agreements with severance provisions and will receive the greater severance benefits of their agreements or those in the severance plan applicable to them.

6. STOCKHOLDERS’ EQUITY

Registered Offering

On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2024 pre-funded warrant is exercised in full. As of March 31, 2024, none of the 2024 pre-funded warrant has been exercised. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant.

Upon the issuance of the 2024 pre-funded warrant, we evaluated the warrant terms to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2024 pre-funded warrant include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our evaluation, we concluded the 2024 pre-funded warrant should be classified as equity with no subsequent remeasurement as long as such warrant continue to be classified as equity.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Warrant Exercises

In the first quarter of 2024, warrants to purchase 37,640 shares of our common stock were exercised for net cash proceeds of approximately $49,000. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020. As of March 31, 2024, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 59,433,145 shares of our common stock, which have no expiration date; and
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 2,436,861 shares of our common stock related to the public offering of our common stock in May 2020, which expire on December 31, 2025.

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024, or 2023 Form 10-K.

Company Overview

Summary

We are a late-stage biopharmaceutical company pursuing therapies with the potential to extend and enrich the lives of patients living with hematologic malignancies. Our investigational first-in-class telomerase inhibitor, imetelstat, harnesses Nobel Prize winning science in a treatment that may alter the underlying course of these diseases.

Our lead indication for imetelstat is in low or intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS. In August 2023, our New Drug Application, or NDA, for the treatment of transfusion-dependent anemia in adult patients with low-to-intermediate-1 risk MDS who have failed to respond or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs, was accepted by the United States, or U.S., Food and Drug Administration, or FDA, for review and assigned a Prescription Drug User Fee Act, or PDUFA, action date of June 16, 2024. In addition, the FDA held an advisory committee meeting as part of the NDA review on March 14, 2024 which voted 12 to 2 that the benefits of imetelstat outweigh its risks in this proposed indication. For more information, see “—Recent Developments” below. If imetelstat is approved for commercialization by the FDA, we anticipate commercial launch of imetelstat in transfusion-dependent lower-risk MDS in the U.S. could occur at the time of approval. In September 2023, we submitted a marketing authorization application, or MAA, in Europe that was validated for review by the European Medicines Agency, or EMA, for imetelstat for the same proposed indication as in the U.S. We expect a review of the MAA could be completed in early 2025, and subject to MAA review completion on that timing and ultimate approval of the MAA by the European Commission, we believe EU commercial launch of imetelstat would occur in 2025.

Our NDA and EMA submissions are based on positive data from the IMerge Phase 3 clinical trial. The trial met its primary endpoint of ≥ 8-week red blood cell transfusion independence rate and a key secondary endpoint of ≥ 24-week red blood cell transfusion independence rate, demonstrating highly statistically significant (i.e., p<0.001 for both) and clinically meaningful benefits with imetelstat treatment versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key MDS patient subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high (4-6 RBC units/8 weeks) and very high baseline transfusion burden (>6 RBC units/8 weeks); and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS. Consistent with prior imetelstat clinical experience, the most common Grade 3-4 adverse events were thrombocytopenia (62%) and neutropenia (68%) that were generally manageable and of short duration.

In addition to lower-risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our Phase 3 clinical trial IMpactMF evaluates imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. In November 2023, the trial reached 50% enrollment. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in early 2026, and the final analysis may occur in early 2027.

We are also conducting a Phase 1 combination therapy clinical trial, named IMproveMF, in first-line Intermediate-1, Intermediate-2 or High-Risk myelofibrosis, or frontline MF, that currently is enrolling patients. Imetelstat is also being studied in an investigator-led Phase 2 clinical trial, named IMpress, in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher risk MDS, and acute myeloid leukemia, or AML, patients that are relapsed or refractory to hypomethylating agent, or HMA, treatment, in which the first patient was dosed in June 2023.

We believe that the positive data from IMerge Phase 3 and IMerge Phase 2, as well as our prior Phase 2 clinical trial of imetelstat in patients with relapsed/refractory MF, provide strong evidence that imetelstat targets telomerase to inhibit the uncontrolled proliferation of malignant stem and progenitor cells enabling recovery of bone marrow and normal blood cell production.

Recent Developments

On March 14, 2024, the FDA convened its Oncologic Drugs Advisory Committee, or ODAC, to discuss our NDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with IPSS low-to intermediate-1 risk MDS who have failed to respond or have lost response to or are ineligible for ESAs. The ODAC discussed the efficacy of imetelstat in this proposed indication, based on the results of our IMerge Phase 3 clinical trial, considering the safety profile, and voted 12 to 2 that the benefits of imetelstat outweigh its risks in this proposed indication.

The FDA is not bound by the views or recommendations of its advisory committees, including the ODAC. Accordingly, notwithstanding the ODAC discussion and vote, the FDA may delay the approval of or ultimately determine not to approve our NDA for imetelstat for a variety of reasons, including due to their perception, evaluation, inspection or analysis of imetelstat’s product quality, clinical data and outcomes, nonclinical data, safety risks, our or our third party vendors’ compliance, or other considerations that are or may be important to the FDA’s review of our NDA. For example, the FDA raised questions at the ODAC about the hazard ratio for the overall survival, or OS, data from our IMerge Phase 3 trial, and while we believe that the data to date adequately demonstrate that there is no survival detriment for these patients, the FDA could continue to raise questions and/or seek additional information about the OS data as part of its ongoing review that could influence its review. Moreover, while we have received comments from the FDA on our draft indication statement, or label, the FDA has not yet completed its review of the clinical, non-clinical and chemistry, manufacturing and controls, or CMC, portions of our NDA or scheduled any inspections of our contract manufacturers. Accordingly, while the PDUFA target action date for our NDA is June 16, 2024, there can be no assurance as to the timing or outcome of FDA’s ultimate decision on our NDA. The FDA may deny approval of the NDA altogether, or may require additional testing or data before our NDA may be approved. In addition, the FDA may approve our NDA but limit imetelstat’s use to certain patients or under specified conditions resulting in a narrower or more restrictive label than we expect, or could require costly post-approval commitments or requirements. Any such action by the FDA could severely and adversely affect our business and business prospects, including the potential commercialization of imetelstat, and might have a material adverse effect on our operations.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facility, interest income on our marketable securities and payments we received under our prior collaborative and licensing arrangements. As of March 31, 2024, we had approximately $465.0 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $80.0 million.

Substantially all of our revenues to date have been payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We currently have no source of product revenue. While we reported a small profit for the year ended December 31, 2015 due to our recognition of revenue in connection with the upfront payment under a former imetelstat collaboration agreement, until 2015 we had never been profitable, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2024, we had an accumulated deficit of approximately $1.7 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of imetelstat, our sole product candidate. In any event, imetelstat may require significant additional clinical testing prior to possible regulatory approval in the U.S. and other countries. We expect research and development expenses, general and administrative expenses, and losses to substantially increase in future periods as we continue to support the imetelstat development program, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential U.S. and European commercialization of imetelstat in lower-risk MDS.

On March 19, 2024, we entered into an underwriting agreement with Cowen and Company, LLC and and Stifel, Nicolaus & Company, Incorporated relating to the March 2024 public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of March 31, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from the March 2024 public offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the 2024 pre-funded warrant.

Based on our current operating plan and our assumptions regarding the timing of the potential approval and commercial launch of imetelstat in lower-risk MDS in the U.S., we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, if approved, potential proceeds from the exercise of our outstanding warrants, and potential future drawdowns under the Loan Agreement (as defined below), will be sufficient to fund our projected operating requirements into the second quarter of 2026. Our ability to generate revenues from sales of imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. Even if imetelstat is approved in lower-risk MDS and commercialized by us in the U.S. in that indication and we are able to drawdown the remaining tranches under the Loan Agreement in full, we will still require substantial additional funding to further advance the imetelstat program, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may in the future pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development or potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. Until the FDA or similar international regulatory authorities approve imetelstat for marketing in lower-risk MDS, if at all, we cannot begin commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in our 2023 Form 10-K.

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

We recognized royalty revenues of $304,000 in the three months ended March 31, 2024 compared to $21,000 for the same period in 2023. Royalty revenues in 2024 and 2023 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active. We expect royalty revenues for the full-year of 2024 to be lower than the full-year of 2023 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Research and Development Expenses

During the three months ended March 31, 2024 and 2023, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2024 and 2023, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
	(Unaudited)
Direct external expenses	$20,051	$17,764
Personnel-related expenses	8,790	7,699
All other expenses	532	1,756
Total research and development expenses	$29,373	$27,219

The increase in research and development expenses for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects the net result of higher manufacturing costs due to the timing of imetelstat manufacturing batches and increased personnel-related expenses for additional headcount. We expect research and development expenses to remain consistent in the future as we support IMpactMF, IMproveMF and IMpress, as well as the long-term treatment and follow-up of remaining patients in IMerge Phase 3. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to Regulatory Compliance Matters and Commercialization of Imetelstat” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

General and Administrative Expenses

General and administrative expenses were $27.1 million for the three months ended March 31, 2024, compared to $12.9 million for the same period in 2023. The increase in general and administrative expenses for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects higher personnel-related expenses of approximately $11.9 million in preparation for commercial launch. We expect general and administrative expenses to increase in the future as the imetelstat program matures to prepare for the potential launch and commercialization of imetelstat continue.

Interest Income

Interest income was $4.2 million for the three months ended March 31, 2024,compared to $3.9 million for the same period in 2023. The increase in interest income for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten offering completed in March 2024, as well as higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $3.4 million for the three months ended March 31, 2024, compared to $1.9 million for the same period in 2023. The increase in interest expense for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects rising interest rates. Currently, we have $80.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Net other expense was $62,000 for the three months ended March 31, 2024 compared to income of $39,000 for the three months ended March 31, 2023. Net other income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had cash, restricted cash, cash equivalents, and marketable securities of $465.0 million, compared to $378.1 million at December 31, 2023. The increase in cash, restricted cash, cash equivalents and marketable securities during the three months ended March 31, 2024 was primarily the net result of the receipt of net cash proceeds of $141.0 million from our underwritten offering completed in March 2024.

On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of March 31, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. See Note 6 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten offering completed in March 2024.

From January 1, 2024 through March 31, 2024, we received $49,000 in cash proceeds from the exercise of warrants we issued in 2020, covering 37,640 shares of our common stock. As of March 31, 2024, we had warrants remaining from our 2020 issuance covering 2,436,861 shares of our common stock, which if exercised in full for cash, would provide $3.2 million in cash proceeds.

As of March 31, 2024, we had a long-term principal debt balance of $80.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. On December 14, 2023, we entered into a third amendment to the Loan Agreement. After giving effect to the third amendment, the aggregate principal amount draw down and remaining available to us under the Loan Agreement remains at $125 million, with such principal being available in a series of tranches, subject to certain terms and conditions. The third amendment also provides that (i) the fourth tranche of the Loan Agreement was increased from $10.0 million to $30.0 million, (ii) the commitment period for the fifth tranche of the Loan Agreement of $20 million, which is available subject to achievement of a regulatory milestone and satisfaction of certain capitalization requirements, was extended through December 15, 2024, (iii) the variable annual interest rate on the outstanding loans has been decreased to the greater of: (x) 9.0%, or (y) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0%; and (iv) the interest only period of the Term Loan has been extended through June 30, 2024, and is further extendable to December 31, 2024 upon achievement of a regulatory and financial milestone and satisfaction of certain capitalization requirements. In connection with the third amendment, on the third amendment effective date, we borrowed and received the entire fourth tranche of the Term Loan in the amount of $30.0 million. After giving effect to such borrowing, the outstanding principal amount under the Amended Loan Agreement is $80.0 million. On September 15, 2023, the third tranche of $20.0 million of the Term Loan expired and is no longer available for us, but was added to the fourth tranche as part of the third amendment to the Loan Agreement.

We have an investment policy to invest our cash in liquid, investment grade securities, such as interest-bearing money market funds, certificates of deposit, U.S. Treasury securities, municipal securities, government and agency securities, commercial paper and corporate notes. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets,

On November 1, 2023, we entered into an At Market Issuance Sales Agreement, or the 2023 Sales Agreement, with B. Riley Securities, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We have agreed to pay B. Riley Securities an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2023 Sales Agreement.

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

Future Funding Requirements

Based on our current operating plan and our assumptions regarding the timing of the potential approval and commercial launch of imetelstat in lower-risk MDS in the U.S., we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, if approved, potential proceeds from the exercise of outstanding warrants, and potential future drawdowns under the Loan Agreement, will be sufficient to fund our projected operating requirements into the second quarter of 2026. Our ability to generate revenues from sales of imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. Our ability to drawdown any remaining tranches under the Loan Agreement is subject to our achievement of certain regulatory milestones and satisfaction of certain capitalization requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche. In addition, even if imetelstat is approved in lower-risk MDS and commercialized by us in the U.S. in that indication and we are able to drawdown the remaining tranches under the Loan Agreement in full, we will still require substantial additional funding to further advance the imetelstat program, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development or potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

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

Until we can generate a sufficient amount of revenue from imetelstat to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt or other financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by our ability to obtain FDA approval for and successfully commercialize imetelstat in lower-risk MDS, as well as further delays in reporting results from IMpactMF or investors’ perception of top-line results from IMerge Phase 3, despite our interpretation of such data being positive, as well as the other risks described in Part II, Item 1A, entitled "Risk Factors."

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

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2024 and 2023 was $62.3 million and $46.4 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects commercial preparatory activities, increases in headcount and higher payments to support ongoing clinical trials of imetelstat, to support pre-approval and commercialization efforts.

Cash Flows from Investing Activities

Net cash provided by investing activities was $34.2 million for the three months ended March 31, 2024 and net cash used in investing activities was $178.7 million for the three months ended March 31, 2023. The increase in net cash provided by investing activities for the three months ended March 31, 2024, compared to the same period in 2023, primarily reflects a higher rate of purchases than maturities of marketable securities in 2024, as well as decreased purchases of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 was $147.8 million and $281.0 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2023 Form 10-K and there have been no changes to the contractual terms of our operating leases during the three months ended March 31, 2024.

In the normal course of business, we enter into agreements with CROs for clinical trials and third-party manufacturers for clinical and commercial supply manufacturing and with other vendors for non-clinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancellable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2023 Form 10-K,

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described under the heading “Risk Factors” below, and this summary is qualified in its entirety by that discussion. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under the heading “Risk Factors” below.

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

Risks Related to Compliance with Healthcare Laws

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

RISK FACTORS

Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. You should carefully consider the following risk factors, together with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, including our consolidated financial statements and the related notes, and our other filings with the SEC, before deciding whether to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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
•
use of trial endpoints such as overall survival, that inherently require prolonged periods of clinical observation or analysis of the resulting data to determine trial outcomes, including the need for a certain number of events, or deaths, to occur in IMpactMF prior to the interim or final analysis in that trial of overall survival;
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

Federal, state and local governments in the U.S. and governments in other countries have significant regulations in place that govern drug research and development and may prevent us from successfully conducting development efforts or potentially commercializing imetelstat. Delays in obtaining or failure to maintain regulatory clearances and approvals, or limitations in the scope of such clearances or approvals, could:

•
impede, halt or increase the costs of our activities and plans for clinical development and commercialization;
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

On March 14, 2024, the FDA convened its Oncologic Drugs Advisory Committee, or ODAC, to discuss our NDA for imetelstat for the treatment of transfusion-dependent anemia in adult patients with IPSS low-to intermediate-1 risk MDS who have failed to respond or have lost response to or are ineligible for ESAs. The ODAC discussed the efficacy of imetelstat in this proposed indication, based on the results of our IMerge Phase 3 clinical trial, considering the safety profile, and voted 12 to 2 that the benefits of imetelstat outweigh its risks in this proposed indication.

The FDA is not bound by the views or recommendations of its advisory committees, including the ODAC. Accordingly, notwithstanding the ODAC discussion and vote, the FDA may delay the approval of or ultimately determine not to approve our NDA for imetelstat for a variety of reasons, including due to their perception, evaluation, inspection or analysis of imetelstat’s product quality, clinical data and outcomes, nonclinical data, safety risks, our or our third party vendors’ compliance, or other considerations that are or may be important to the FDA’s review of our NDA. For example, the FDA raised questions at the ODAC about the hazard ratio for the OS data from our IMerge Phase 3 trial, and while we believe that the data to date adequately demonstrate that there is no survival detriment to these patients, the FDA could continue to raise questions and/or seek additional information about the OS data as part of its ongoing review that could influence its review. Moreover, while we have received comments from the FDA on our label, the FDA has not yet completed its review of the clinical, non-clinical and CMC portions of our NDA or scheduled any inspections of our contract manufacturers. Accordingly, while the PDUFA target action date for our NDA is June 16, 2024, there can be no assurance as to the timing or outcome of FDA’s ultimate decision on our NDA. The FDA may deny approval of the NDA altogether, or may require additional testing or data before our NDA may be approved. In addition, the FDA may approve our NDA but limit imetelstat’s use to certain patients or under specified conditions resulting in a narrower or more restrictive label than we expect, or could require costly post-approval commitments or requirements. Any such action by the FDA could severely and adversely affect our business and business prospects, including the potential commercialization of imetelstat, and might have a material adverse effect on our operations.

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

Regulatory authorities may also not approve the labeling claims that are necessary or desirable for the successful commercialization of a drug, such as imetelstat. For example, although we believe that imetelstat could demonstrate disease-modifying properties, the indications we are pursuing with the FDA and EMA for the MDS population do not include disease-modifying claims, and future regulatory clearances, if any, that we might obtain for imetelstat may be limited to fewer or narrower indications than we might request, or may be granted subject to the performance of post-marketing studies, which may impose further requirements or restrictions on the distribution or use of imetelstat, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for imetelstat and affect reimbursement by third-party payors. Future regulatory clearances, if any, may be limited to a smaller patient population, or may require a different drug formulation or a different manufacturing process, than we might in the future decide to seek.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute imetelstat, if marketing approval is obtained. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and Regulations” in our 2023 Form 10-K.

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

Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2024, we had approximately $465.0 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Based on our current operating plan and our assumptions regarding the timing of the potential approval and commercial launch of imetelstat in lower-risk MDS in the U.S., we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of imetelstat, if approved, potential proceeds from the exercise of outstanding warrants, and potential future drawdowns under the Loan Agreement, will be sufficient to fund our projected operating requirements into the second quarter of 2026. Our ability to generate revenues from sales of imetelstat in the U.S., if regulatory approval is granted, depends on us being able to establish sales and marketing capabilities and gain acceptance in the marketplace, which we may be unable to do in a timely manner or at all. In addition, we cannot predict with any certainty whether and to what extent the remaining outstanding warrants will be exercised for cash, or the timing or availability of additional funds under the Loan Agreement, if at all. Our ability to drawdown any remaining tranches under the Loan Agreement is subject to our achievement of certain regulatory milestones and satisfaction of certain capitalization requirements, as well as approval by an investment committee comprised of Hercules and SVB, for the final $25.0 million tranche. In addition, even if imetelstat is approved in lower-risk MDS and commercialized by us in the U.S. in that indication and we are able to drawdown the remaining tranches under the Loan Agreement in full, we will still require substantial additional funding to further advance the imetelstat program, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and potential commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, we may be unable to pursue further development or potential commercialization of imetelstat, which would severely harm our business and we might cease operations.

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

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the remaining tranches of up to $45.0 million available under the Loan Agreement, which are subject to the achievement of certain clinical and regulatory milestones and satisfaction of certain capitalization and other requirements, as well as approval by an investment committee comprised of Hercules and SVB for the final $25.0 million tranche; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for imetelstat, the development and potential commercialization of imetelstat may be further delayed, altered or abandoned, which might cause us to cease operations.

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

Although in the past we have received license and other payments under former license and collaboration agreements, we do not currently have any material revenue-generating license or collaboration agreements, have no products approved for commercialization and have never generated any revenue from product sales. In addition, we are incurring and have incurred operating losses every year since our operations began in 1990, except for one. As of March 31, 2024, our accumulated deficit was approximately $1.7 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Substantially all of our revenues to date have been payments under collaboration agreements and milestones, royalties and other revenues from our licensing arrangements. Our license agreements related to our human telomerase reverse transcriptase, or hTERT, technology have expired or been terminated due to expiration of the underlying hTERT patents, and will not generate any further revenues. We have no ongoing collaborations related to imetelstat and have no current plans to enter into any corporate collaboration, partnership or license agreements that result in revenues, although we may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of imetelstat, especially outside the U.S., and to provide funding for such activities.

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

As of March 31, 2024, the total outstanding principal amount under the Loan Agreement was $80.0 million. The tranches for the remaining $45.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $20.0 million is available until December 15, 2024, subject to the achievement of a certain regulatory milestone, and satisfaction of certain capitalization requirements; and (b) the second remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. Without the achievement of the required regulatory milestone and satisfaction of certain capitalization and other requirements, we will not be eligible to draw funds under the first remaining tranche. If we do not receive investment committee approval, we will not be eligible to draw funds under the second remaining tranche under the Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

In 2012, the European Patent Package, or EU Patent Package, was approved and included regulations with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. The EU Patent Package was ratified in February 2023 and currently covers certain EU states. As of June 1, 2023, all European patents, including those issued prior to ratification, by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions and are at risk of central revocation at the UPC in participating UPC states. Under the EU Patent Package, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year transitional period after June 1, 2023. Owners of European patent applications who receive notice of grant after the EU Patent Package came into effect could, for the UPC contracting states, either obtain a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to imetelstat, telomeres and telomerase; clinical data to date; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Imetelstat will compete, if approved, with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. For a description of the competition that imetelstat may face in our lead indications of lower-risk MDS and relapsed/refractory MF, see Item 1, “Business - Competition” in our 2023 Form 10-K.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. For details regarding these legislative and regulatory changes and proposed changes regarding the healthcare system that may affect our ability to operate, see Item 1 “Business - Healthcare Reform” in our 2023 Form 10-K.

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

Our information technology systems, including in our remote work environment, and those of the third parties upon which we rely, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, ""hacktivist," organized criminal threats actors, or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including those related to imetelstat) or the third-party information technology systems that support us and the services provided to us. For example, in February 2024, a service provider that processes clinical trial data experienced a security incident that resulted in certain of the service provider’s information systems being unavailable for a limited period of time. Based on the service provider’s forensic investigation findings that were shared with us, we believe that this incident did not have a material impact on us, our clinical trials or clinical trial participants. As another example, in March 2024, we learned about another security incident, involving another service provider, that processes personnel data for our limited number of UK personnel and directors of Geron UK Ltd. Following the service provider’s forensic investigation, the service provider informed us that it did not determine the specific data involved or the incident’s impact. While we believe that this incident did not have a material impact on us, out of an abundance of caution, we submitted a notification to the UK Information Commissioner’s Office and notified potentially affected personnel and directors of the incident. Any of these or similar incidents or threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such security incidents could be significant, including potentially requiring us to modify our business, and while we have implemented security measures, policies and procedures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be fully implemented, complied with or successful in protecting our systems and information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Unremediated high risk or critical vulnerabilities pose material risks to our business.

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

Historically, our stock price has been extremely volatile. Between April 1, 2014 and March 31, 2024, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between April 1, 2023 and March 31, 2024, the price has ranged between a high of $3.69 per share and a low of $1.74 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign sales and earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to such legislation may adversely affect us, and certain aspects of such legislation could be repealed or modified in the future, which could have an adverse effect on us. For example, the Inflation Reduction Act of 2022 included provisions that impacted the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock.

Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of earnings from other countries, and the deductibility of expenses or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. For example, under the Tax Cuts and Jobs Act of 2017, effective January 1, 2022, research and experimental expenses must be capitalized for tax purposes and amortized over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States, instead of being deducted in the year incurred. Unless this provision is modified or repealed by Congress, or the U.S. Department of the Treasury issues regulations narrowing its application, our future tax obligations could be increased, which could harm our operating results. The impact of this provision will depend on multiple factors, including the amount of research and experimental expenses we incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and experimental activities inside or outside the United States.

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

Character of Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
V. Bryan Lawlis, Ph.D., Director	Adoption	February 14, 2024	X		35,000[1]	May 20, 2024
John A. Scarlett, M.D., Chairman of the Board, President and Chief Executive Officer	Adoption	February 20, 2024	X		600,000[2]	February 20, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1 Includes up to 35,000 shares subject to stock options previously granted by Geron to Dr. Lawlis.

2 Includes up to 600,000 shares subject to stock options previously granted by Geron to Dr. Scarlett.

ITEM 6. EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Certificate of Amendment of the Restated Certificate of Incorporation*	3.1	8-K	June 2, 2023	000-20859
3.2	Amended and Restated Bylaws of Registrant*	3.1	8-K	December 15, 2023	000-20859
4.1	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 20, 2024	000-20859
10.1	At Market Issuance Sales Agreement, dated November 1, 2023, by and between Registrant and B. Riley Securities, Inc.*	10.1	8-K	November 2, 2023	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 2, 2024.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 2, 2024.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 2, 2024.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 2, 2024.**
101

The following materials from the Registrant’s March 31, 2024 Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________

+ Filed herewith.

* Included herein solely for purposes of correcting an incorrect hyperlink in the Exhibit Index to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

GERON CORPORATION

Date: May 2, 2024	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)