Form 10-Q
period 2024-06-30
GERON CORP
filed 2024-08-08
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 5, 2024:
Common Stock, $0.001 par value	602,795,563 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

RYTELOTM and other trademarks or service marks of Geron Corporation appearing in this Quarterly Report on Form 10-Q (this "Report") are the property of Geron Corporation. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$116,945	$70,023
Restricted cash	1,123	1,115
Marketable securities	245,789	263,676
Accounts receivable, net	874	—
Interest and other receivables	2,252	1,655
Inventory	774	—
Prepaid expenses and other current assets	5,551	4,879
Total current assets	373,308	341,348
Noncurrent marketable securities	66,505	43,298
Property and equipment, net	1,626	1,177
Operating leases, right-of-use assets	3,225	3,556
Deposits and other assets	4,735	4,697
	$449,399	$394,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,620	$6,161
Accrued compensation and benefits	11,382	13,759
Operating lease liabilities	961	949
Debt	46,917	46,893
Accrued liabilities	38,660	40,308
Total current liabilities	103,540	108,070
Noncurrent operating lease liabilities	2,645	3,006
Noncurrent debt	36,519	35,051
Commitments and contingencies
Stockholders' equity:
Common stock	601	545
Additional paid-in capital	2,027,173	1,844,988
Accumulated deficit	(1,720,542)	(1,597,769)
Accumulated other comprehensive loss	(537)	185
Total stockholders' equity	306,695	247,949
	$449,399	$394,076

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	780	—	780	—
Royalties	102	29	406	50
Total revenues	$882	$29	$1,186	$50
Operating expenses:
Cost of goods sold	17	—	17	—
Research and development	30,779	35,490	60,152	62,709
Selling, general and administrative	39,419	16,490	66,484	29,384
Total operating expenses	70,215	51,980	126,653	92,093
Loss from operations	(69,333)	(51,951)	(125,467)	(92,043)
Interest income	5,332	4,738	9,571	8,591
Interest expense	(3,319)	(2,003)	(6,752)	(3,925)
Other income and (expense), net	(63)	(11)	(125)	28
Net loss	$(67,383)	$(49,227)	$(122,773)	$(87,349)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.19)	$(0.16)

Shares used in computing basic and diluted net loss per share	653,904,978	547,280,946	628,699,214	553,772,809

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
Net loss	$(67,383)	$(49,227)	$(122,773)	$(87,349)
Net unrealized loss on marketable securities	(243)	(786)	(691)	(711)
Foreign currency translation adjustments	(21)	1	(31)	(15)
Comprehensive loss	$(67,647)	$(50,012)	$(123,495)	$(88,075)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive income	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuances of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuances of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Issuances of common stock under equity plans	4,211,493	4	6,745	—	—	6,749
Stock-based compensation related to issuances of common stock and options for services	2,462	—	92	—	—	92
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868
Net loss	—	—	—	(67,383)	—	(67,383)
Other comprehensive loss	—	—	—	—	(243)	(243)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Offering expenses	—	—	(271)	—	—	(271)
Issuances of common stock in connection with exercise of warrants	281,211	—	365	—	—	365
Stock-based compensation related to issuances of common stock and options in exchange for services	1,916	1	15	—	—	16
Issuances of common stock under equity plans	9,400,121	9	16,364	—	—	16,373
Stock-based compensation for equity-based awards to employees and directors	—	—	12,625	—	—	12,625
Employee stock purchases	201,052	—	366	—	—	366
Balance at June 30, 2024	601,048,108	$601	$2,027,173	$(1,720,542)	$(537)	$306,695

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive loss	—	—	—	—	75	75
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	$509	$1,777,470	$(1,451,764)	$(160)	$326,055
Net loss	—	—	—	(49,227)	—	(49,227)
Other comprehensive loss	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	1	1
Issuance of common stock in connection with exercise of warrants	12,842,857	13	17,754	—	—	17,767
Stock-based compensation related to issuances of common stock and options in exchange for services	6,327	—	99	—	—	99
Issuance of common stock under equity plans	361,074	—	573	—	—	573
Stock-based compensation for equity-based awards to employees and directors	—	—	3,945	—	—	3,945
Balance at June 30, 2023	521,942,104	$522	$1,799,841	$(1,500,991)	$(945)	$298,427

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(122,773)	$(87,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	220
Accretion and amortization on investments, net	(4,893)	(4,963)
Amortization of debt issuance costs/debt discounts	1,492	487
Stock-based compensation for services by non-employees	107	211
Stock-based compensation for employees and directors	17,502	6,906
Amortization of right-of-use assets	331	306
Changes in assets and liabilities:
Inventory	(774)	—
Accounts receivable, net	(874)	—
Prepaid expenses, interest receivable and other assets	(1,309)	2,411
Current and noncurrent liabilities	(4,913)	5,805
Net cash used in operating activities	(115,731)	(75,966)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(574)
Purchases of marketable securities	(226,333)	(355,718)
Proceeds from maturities of marketable securities	225,215	133,115
Net cash used in investing activities	(1,939)	(223,177)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	23,122	8,448
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	140,729	213,337
Proceeds from exercise of warrants	414	77,602
Proceeds from employee stock purchase plan	366	—
Net cash provided by financing activities	164,631	299,387
Effect of exchange rates on cash, cash equivalents and restricted cash	(31)	(15)
Net increase in cash, cash equivalents and restricted cash	46,930	229
Cash, cash equivalents and restricted cash at the beginning of the period	71,138	57,209
Cash, cash equivalents and restricted cash at the end of the period	$118,068	$57,438

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date.

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

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock. These pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share each, and as of June 30, 2024, none of these pre-funded warrants have been exercised. These pre-funded warrants, which represent an aggregate of 59,433,145 shares of common stock, have been included in the computation of basic net loss per share, since their exercise price is negligible and they may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2024 and 2023, the diluted net loss per share calculation excludes potential dilutive securities of 78,759,286 and 97,584,078 respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. The payment terms on our trade receivables are relatively short. As a result, our collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining lives of the accounts receivable for outstanding trade receivables that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was not material as of June 30, 2024, nor were the changes to the allowance during any of the periods presented.

Inventory

Inventory is recorded at the lower of cost or net realized value, with cost determined under the weighted average method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, salaries, wages and stock-based compensation for personnel involved in the manufacturing process, and indirect overhead costs. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. If obsolete, slow moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, we record a write-down to net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. Prior to regulatory approval, we expense costs associated with the manufacture a product candidate to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. Since we consider attaining regulatory approval of a product candidate to be highly uncertain and difficult to predict, we expect only in rare instances that pre-launch inventory will be capitalized, if at all.

We began capitalizing inventory related to RYTELO in the quarter ended June 30, 2024, as we received approval of RYTELO on June 6, 2024, and the related costs were expected to be recoverable through the commercialization of RYTELO.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. For the three and six months ended June 30, 2024, other than packaging costs, substantially all of our RYTELO inventory sold had a zero-cost basis as it was recorded as research and development expenses prior to the FDA’s approval.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. In determining the appropriate amount and timing of revenue to be recognized under this guidance, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, based on whether they are capable of being distinct and distinct in the context of the agreement; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. We recognize shipping and handling costs as an expense in cost of goods sold when we transfer control to a customer.

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

We distribute RYTELO in the U.S. through third party distributors and specialty pharmacies who are our customers. The third party distributors subsequently resell our product through their related specialty pharmacy providers to patients and health care providers. Separately, we have or may enter into payment arrangements with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs who provide coverage and reimbursement for our product that have been prescribed to a patient.

The following is a description of the principal activities from which we generate revenue. License fees and royalty revenue primarily represent amounts earned under agreements that out-license our technology to various companies. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. See Note 2 Revenue Recognition.

Net Product Revenues

Our net product revenues are recognized, net of variable consideration related to certain allowances and accruals, at the time our customers obtain control of our product, which is generally upon delivery to our customers. We use the expected value method, which

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

is the sum of probability-weighted amounts in a range of possible consideration amounts to estimate variable consideration and consideration payable to parties other than our customers related to our product sales.

We record reserves, based on contractual terms, for components related to product sold during the reporting period, as well as our estimate of product that remains in the distribution channel inventory at the end of the reporting period that we expect will be sold to qualified healthcare providers. On a quarterly basis, we update our estimates and record any needed adjustments in the period we identify the adjustments.

We sell RYTELO to our customers at wholesale acquisition cost, and calculate product revenue from RYTELO sales, net of variable consideration and consideration payable to parties other than our customers. Variable consideration and consideration payable to parties other than our customers consists of estimates related to the following categories:

Other Allowances

We pay fees for distribution services, such as fees for certain data that customers provide to us. We estimate our customers will earn these fees and deduct these fees from gross product revenues and accounts receivable at the time we recognize the related revenues.

Discounts for Prompt Payment

We provide for prompt payment discounts to our customers, which are recorded as a reduction in gross product revenue in the same period that the related product revenue is recognized.

Product Returns

We offer customers the right to return products if they are damaged, defective, or expired, as defined in customer agreements. We estimate product returns considering experience from similar products in the market, historical return patterns, sales data, and inventory levels in the distribution channel. These estimates are recorded as a reduction in gross product revenue at the time of sale. Once products are returned, they are destroyed; we do not record a right of return asset.

Chargebacks

Chargebacks occur when our contracted customers, mainly federal agencies that can purchase off the Federal Supply Schedule and Public Health Service 340B covered entities, buy directly from our distributors and wholesalers at discounted prices. The distributors and wholesalers then charge us the difference between their purchase price and the discounted price. We estimate chargebacks considering the terms of the applicable arrangement and our visibility regarding utilization. These chargebacks are recorded in the same period as the related revenue, reducing our net product revenue and receivables. We typically issue credits for these amounts within a few weeks of notification.

Government Rebates

We are subject to discount obligations under government programs. Reserves for rebates payable under these government programs are recorded in the same period as gross product revenue, reducing our gross product revenue and creating a liability in accrued liabilities. Major rebates include those from the Medicare and Medicaid programs. Estimates for rebates are made considering statutory discount rates and expected utilization. These estimates are updated each period with actual claims and other current information, taking into account historical data, comparable products and other considerations.

Co-payment Assistance

We offer co-payment assistance to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer demographics and record any such amounts within accrued expenses and a reduction to product revenue.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Royalties

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

Stock-Based Compensation

We maintain various stock incentive plans under which stock options and restricted stock awards can be granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black-Scholes option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and six months ended June 30, 2024 and 2023, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development	$4,375	$1,590	$6,056	$2,896
Selling, general and administrative	8,250	2,355	11,446	4,010
Total stock-based compensation expense	$12,625	$3,945	$17,502	$6,906

Stock-based compensation of $0.1 million was capitalized to inventory for the three and six months ended June 30, 2024.

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have recognized stock-based compensation expense for the achievement of a milestone achieved upon FDA approval of RYTELO on our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the six months ended June 30, 2024 and 2023 has been estimated at the date of grant using the Black- Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	82.94% to 86.68%	81.53% to 81.94%
Risk-free interest rate range	4.05% to 4.62%	3.42% to 4.10%
Expected term	6 years	6 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the six months ended June 30, 2024 and 2023 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	59.46% to 79.05%	61.04% to 81.08%
Risk-free interest rate range	4.79% to 5.40%	0.1% to 4.76%
Expected term range	6 months to 12 months	6 months to 12 months

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

JUNE 30, 2024

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

Recent Accounting Pronouncements

New Accounting Pronouncements – Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06. The key elements of ASU 2020-06 aim to reduce unnecessary complexity in GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For contracts in an entity’s own equity, the FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities that are not smaller reporting companies. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We adopted ASU 2020-06 as of January 1, 2024 and it did not have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements – Issued But Not Yet Adopted

In March 2024, the FASB issued ASU 2024-01, Accounting for Application of Profits Interest and Similar Awards, or ASU 2024-01. The key elements of ASU 2024-01 aim to account for profit interest awards as compensation to employees or nonemployees in return for goods and services effective for annual periods beginning after December 15, 2024 and interim periods with those annual periods. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our condensed consolidated financial statements.

2. REVENUE RECOGNITON

Net Product Revenue

To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2024 (in thousands):

Three and Six Months Ended
June 30,
(in thousands)
Gross product revenue	$890
Gross-to-net adjustments:
Chargebacks and distributor service fees	(97)
Government rebates	(11)
Sales returns and allowances	(2)
Total gross-to-net adjustments (1)	$(110)
Net product revenue	$780

(1)
As of June 30, 2024 approximately $0.1 million of estimated gross-to-net accruals have been recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

3. INVENTORY

All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of June 30, 2024 (in thousands):

Six Months Ended
June 30,
(in thousands)
Finished goods	774
Total inventory	$774

4. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at June 30, 2024 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$74,801	$—	$—	$74,801
	$74,801	$—	$—	$74,801

Restricted cash:
Money market fund	$850	$—	$—	$850
Certificate of deposit	273	—	—	273
	$1,123	$—	$—	$1,123

Marketable securities:
U.S. Treasury securities (due in less than one year)	$39,885	$—	$(30)	$39,855
Government-sponsored enterprise securities (due in less than one year)	44,532	2	(44)	44,490
Government-sponsored enterprise securities (due in one to two years)	5,000	—	(9)	4,991
Commercial paper (due in less than one year)	110,400	1	(192)	110,209
Corporate notes (due in less than one year)	51,347	3	(115)	51,235
Corporate notes (due in one to two years)	61,630	5	(121)	61,514
	$312,794	$11	$(511)	$312,294

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2024 and December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of June 30, 2024:
US Treasury Securities (due in less than one year)	$39,855	$(30)	$—	$—	$39,855	$(30)
Government-sponsored enterprise securities (due in less than one year)	30,562	(19)	13,928	(25)	44,490	(44)
Government-sponsored enterprise securities (due in one to two years)	4,991	(9)	—	—	4,991	(9)
Commercial paper (due in less than one year)	110,209	(192)	—	—	110,209	(192)
Corporate notes (due in less than one year)	40,815	(76)	10,420	(39)	51,235	(115)
Corporate notes (due in one to two years)	61,514	(121)	—	—	61,514	(121)
	$287,946	$(447)	$24,348	$(64)	$312,294	$(511)

As of December 31, 2023:
Government-sponsored enterprise securities (due in less than one year)	$69,377	$(92)	$—	$—	$69,377	(92)
Commercial paper (due in less than one year)	58,622	(33)	—	—	58,622	(33)
Corporate notes (due in less than one year)	34,567	(63)	—	—	34,567	(63)
Corporate notes (due in one to two years)	3,952	(23)	—	—	3,952	(23)
	$166,518	$(211)	$—	$—	$166,518	$(211)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2024 and December 31, 2023 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and six months ended June 30, 2024 and 2023 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

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

JUNE 30, 2024

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

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Money market funds(1)(2)	$75,651	$—	$—	$75,651
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)	—	39,855	—	39,855
Government-sponsored enterprise securities(3)(4)	—	49,481	—	49,481
Commercial paper(3)	—	110,209	—	110,209
Corporate notes(3)(4)	—	112,748	—	112,748
Total	$75,924	$312,293	$—	$388,217
As of December 31, 2023:
Money market funds(1)(2)	$17,658	$—	$—	$17,658
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)(4)	—	29,742	—	29,742
Government-sponsored enterprise securities(3)(4)	—	99,872	—	99,872
Commercial paper(3)	—	102,268	—	102,268
Corporate notes(3)(4)	—	75,092	—	75,092
Total	$17,930	$306,974	$—	$324,904

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in restricted cash on our condensed consolidated balance sheets.
(3)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	JUNE 30,	DECEMBER 31,
(In thousands)	2024	2023
CRO and clinical trial costs	$19,732	$23,541
Manufacturing activities	15,279	14,629
Professional legal and accounting fees	1,099	556
Interest payable	867	768
Other	1,683	814
	$38,660	$40,308

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

6. DEBT

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, entered into a term loan facility, or the Original Loan Agreement, consisting of up to $75.0 million aggregate principal amount available to us, as amended in August 2021. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. On December 14, 2023, we entered into a third amendment to the Original Loan Agreement, or as amended, the Loan Agreement. As of June 30, 2024, a total of $80.0 million has been drawn under the Loan Agreement.

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

Under the third amendment, the aggregate principal amount drawn down and remaining available to us under the Loan Agreement remains at $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. The third amendment also provides that (i) the fourth tranche of the Loan Agreement was increased from $10.0 million to $30.0 million, (ii) the commitment period for the fifth tranche of the Loan Agreement of $20.0 million, which was made available due to achievement of a regulatory milestone and satisfaction of certain capitalization requirements and was extended through December 15, 2024, (iii) the variable annual interest rate on the outstanding loans has been decreased to the greater of: (x) 9.0%, or (y) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0%; and (iv) the interest only period of the Loan Agreement has been extended from June 30, 2024 through December 31, 2024, due to regulatory approval of RYTELO and satisfaction of certain financial and capitalization requirements. In connection with the third amendment, on the third amendment effective date, we borrowed and received the entire fourth tranche of the Loan Agreement in the amount of $30.0 million. After giving effect to such borrowing, the outstanding principal amount under the Loan Agreement is $80.0 million. On the effective date of the third amendment, we paid $300,000 as a facility charge that we recognized as a debt discount and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future drawdowns will be treated similarly. We also incurred legal fees in connection with the third amendment, which we recognize as debt issuance costs and amortize such cost to interest expense over the life of the loan using the effective interest rate method. The third amendment of the Loan Agreement is not substantially different as compared to the Original Loan Agreement, and accordingly, we treated the amendment as a modification of the debt in accordance with ASC 470. On September 15, 2023, the third tranche of $20.0 million of the Loan Agreement expired and is no longer available for us, but was added to the fourth tranche as part of the third amendment to the Loan Agreement.

Under the Loan Agreement as amended, the Loan Agreement matures on October 1, 2025, or the Loan Maturity Date, which was extended from April 1, 2025 upon regulatory approval of RYTELO. The Loan Agreement bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0% (8.5% as of December 31, 2023). The interest only period of the Loan Agreement has been extended from June 30, 2024 through December 31, 2024. due to regulatory approval of RYTELO and satisfaction of certain financial and capitalization requirements. Following the expiration of the interest-only period, we are required to repay the Loan Agreement in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Loan Agreement, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Loan Agreement actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Loan Agreement using the effective interest rate method. At our option, upon at least five business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. There is no prepayment charge for prepayments of drawdowns under Tranche 1 or Tranche 2. Prepayments of drawdowns under Tranche 3, Tranche 4, Tranche 5 or Tranche 6 are subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made prior to June 30, 2025. Thereafter, any prepayment of Tranche 3, Tranche 4, Tranche 5 or Tranche 6 is not subject to a prepayment charge. We are in compliance with the covenants under the Loan Agreement as of June 30, 2024.

As of June 30, 2024, the net carrying value of the debt under the Loan Agreement was $83.4 million, which includes the principal amount of $80.0 million less net unamortized debt discounts and issuance costs of $331,000 plus accrued end of term charge of $3.8 million. The carrying value of the debt approximates the fair value as of June 30, 2024. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2024 (in thousands):

Remainder of 2024	$5,287
2025	90,146
Total	95,433
Less: amount representing interest	(10,194)
Less: unamortized debt discount and issuance costs	(330)
Less: unaccrued end of term charge	(1,473)
Less: current portion of debt	(46,917)
Noncurrent portion of debt	$36,519

7. CONTINGENCIES AND UNCERTAINTIES

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

Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated class action complaint, we agreed to pay and/or to cause our insurance carriers to pay a total of $24.0 million, comprised of $17.0 million in cash, which was paid into an escrow account under our available directors' and officers', or D&O insurance coverage and, $7.0 million in cash which was paid after final approval of the settlement by the court. The settlement does not constitute an admission of fault or wrongdoing by Geron or any of our officers. Our portion of the settlement amount was paid in the fourth quarter of 2023. There is no liability outstanding as of June 30, 2024 as the matter was fully settled during the year ended December 31, 2023.

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

Under the terms of the Derivative Stipulation, in exchange for the release and dismissal with prejudice of all claims against the defendants in the consolidated shareholder derivative actions filed in the Northern District, we agreed to pay and/or to cause our insurance carriers to pay a total of $1,350,000, comprised of $525,000 in cash, which was payable under our available D&O insurance coverage and $825,000 in cash payable by us. The settlement does not constitute an admission of fault or wrongdoing by any of our officers or members of our board. In the second quarter of 2023, our insurance carriers paid $525,000 in cash, and we paid $825,000 in cash, for an aggregate total payment of $1,350,000. Accordingly, there are no outstanding amount to settle against this as of June 30, 2024.

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

JUNE 30, 2024

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

Severance Plan

We have adopted two severance plans that apply to all of our employees who are not subject to performance improvement plans, one plan covering employees above the Vice President level, i.e., executives, and all other employees hired before January 1, 2022, and the other plan covering all non-executive employees hired on or after January 1, 2022. The severance plans provide for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the severance plans, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the plans, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the severance plans, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where an employee is terminated by us without cause. Severance payments range from three to 18 months of base salary in connection with a Change of Control Triggering Event or from six weeks to 12 months of base salary in connection with a Non-Change of Control Triggering Event, as well as a pro-rata portion of the employee’s annual target bonus, depending on the employee’s position with us, payable in a lump sum payment, and monthly COBRA payments for the severance period. The severance plans also provide that they shall not supersede the provisions of any individual employment agreements entered into between us and our employees, and that the employees with such agreements will be entitled to whichever benefits are greater under the severance plan or their employment agreement. A copy of the severance plan covering our executive officers is filed as an exhibit to the 2023 Form 10-K. As of June 30, 2024, all our executive officers have employment agreements with severance provisions and will receive the greater severance benefits of their agreements or those in the severance plan applicable to them.

Purchase Commitments

We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $62.5 million in the aggregate as of June 30, 2024. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.

In the normal course of business, we enter into agreements with CROs for clinical trials for clinical and commercial supply manufacturing and with other vendors for non-clinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancellable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

8. STOCKHOLDERS’ EQUITY

Registered Offering

On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

until the 2024 pre-funded warrant is exercised in full. As of June 30, 2024, none of the 2024 pre-funded warrant has been exercised. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant.

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

Warrant Exercises

In the first quarter of 2024, warrants to purchase 37,640 shares of our common stock were exercised for net cash proceeds of approximately $49,000. In the second quarter of 2024, warrants to purchase 281,211 shares of our common stock were exercised for net cash proceeds of approximately $365,000. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020. As of June 30, 2024, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 59,433,145 shares of our common stock, which have no expiration date; and
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 2,155,650 shares of our common stock related to the public offering of our common stock in May 2020, which expire on December 31, 2025.

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

Company Overview

Summary

We are a commercial-stage biopharmaceutical company aiming to change lives by changing the course of blood cancer. Our first-in-class telomerase inhibitor, RYTELOTM (imetelstat), harnesses Nobel Prize winning science in a treatment that aims to potentially reduce proliferation and induce death of malignant cells in the bone marrow, potentially altering the underlying course of these hematologic malignancies.

On June 6, 2024, the U.S. Food and Drug Administration (FDA) approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs. In September 2023, we submitted a marketing authorization application, or MAA, in Europe that was validated for review by the European Medicines Agency, or EMA, for RYTELO for the same proposed indication as in the U.S. We expect review of the MAA could be completed in early 2025, We plan to finalize our strategy for European Union, or EU, commercialization in 2025, which, subject to regulatory approval, could include self-commercialization or potential partnerships.

Our regulatory approval in the U.S. for lower-risk MDS and our EMA submission are each based on positive data from the IMerge Phase 3 clinical trial. The trial met its primary endpoint of ≥ 8-week red blood cell transfusion independence rate and a key secondary endpoint of ≥ 24-week red blood cell transfusion independence rate, demonstrating highly statistically significant (i.e., p<0.001 for both) and clinically meaningful benefits with imetelstat treatment versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key MDS patient subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high (4-6 RBC units/8 weeks) and very high baseline transfusion burden (>6 RBC units/8 weeks); and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS. The most common Grade 3/4 adverse reactions were neutropenia (72%) and thrombocytopenia (65%), which lasted a median duration of less than two weeks, and in more than 80% of patients were resolved to Grade <2 in under four weeks..

In addition to lower-risk MDS, we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our Phase 3 clinical trial IMpactMF is evaluating imetelstat in patients with Intermediate-2 or High-Risk myelofibrosis who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. In August 2024, the trial reached approximately 70% enrollment. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in early 2026, and the final analysis may occur in early 2027.

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

Recent Developments

On July 26, 2024, we announced that the National Comprehensive Cancer Network, or NCCN, has updated its Clinical Practice Guidelines in Oncology for the treatment of MDS to include RYTELO as a Category 1 and 2A treatment of symptomatic anemia in patients with lower-risk MDS. Treatments are classified as Category 1 and 2A when there is uniform NCCN consensus ≥85% that the intervention is appropriate. For RS- lower-risk MDS patients with symptomatic anemia, RYTELO is included as a Category 1 second-line treatment after either erythropoiesis-stimulating agents (ESAs) or luspatercept in patients with serum EPO ≤500 mU/mL, and as a Category 2A first-line treatment in patients with serum EPO >500 mU/mL and unlikely to respond to immunosuppressive therapy. For RS+ lower-risk MDS patients with symptomatic anemia, RYTELO is included as a Category 1 second-line treatment after luspatercept in patients with serum EPO ≤500 mU/mL, and as a Category 2A first-line treatment in patients with serum EPO >500 mU/mL.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facility, interest income on our marketable securities and payments we received under our prior collaborative and licensing arrangements. As of June 30, 2024, we had approximately $430.4 million in cash, cash equivalents, restricted cash and marketable securities and a long-term principal debt balance of $80.0 million.

We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO is unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. In addition, although we recently began commercializing RYTELO, substantially all of our revenues to date have been payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2024, we had an accumulated deficit of approximately $1.7 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product.. In addition, we are developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the United States. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential European commercialization of RYTELO, in lower-risk MDS.

On March 21, 2024, we completed an underwritten offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of June 30, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from the March 2024 public offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the 2024 pre-funded warrant.

Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements into the second quarter of 2026. We will require substantial additional funding to further advance the development of imetelstat, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may in the future pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

If approved for marketing by regulatory authorities outside of the U.S., we may seek potential commercialization partners for such territories. Until international regulatory authorities approve RYTELO for marketing, if at all, we cannot begin commercialization activities outside of the U.S.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in our 2023 Form 10-K.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are very early in the product launch. We expect that our sales revenue may vary significantly from period to period as the launch progresses.

RYTELO is our only product approved for marketing by the FDA and is approved solely for lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to execute a successful commercial launch of RYTELO in the U.S., and obtaining regulatory approval to commercialize RYTELO in other countries and other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of RYTELO; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us and its use by patients generally, including any future efficacy or safety results from clinical or commercial use that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition.

The following table summarizes our results of operations for the three and six months ended June 30:

	Three Months Ended				Six Months Ended
	2024	2023	Change $	Change %	2024	2023	Change $	Change %
	(in thousands, except for percentage data)				(in thousands, except for percentage data)
Revenues:
Product revenues, net	$780	$—	$780	100%	$780	$—	$780	100%
Royalties	102	29	73	72%	406	50	356	88%
Total revenues	882	29	853	97%	1,186	50	1,136	96%
Operating expenses:
Cost of goods sold	17	—	17	100%	17	—	17	100%
Research and development	30,779	35,490	(4,711)	-15%	60,152	62,709	(2,557)	-4%
Selling, general and administrative expenses	39,419	16,490	22,929	58%	66,484	29,384	37,100	56%
Total operating expenses	70,215	51,980	18,235	26%	126,653	92,093	34,560	27%
Interest income	5,332	4,738	594	11%	9,571	8,591	980	10%
Interest expense	(3,319)	(2,003)	(1,316)	40%	(6,752)	(3,925)	(2,827)	42%
Other income and (expense), net	(63)	(11)	(52)	83%	(125)	28	(153)	122%
Net income (loss)	$(67,383)	$(49,227)	$(18,156)	27%	$(122,773)	$(87,349)	$(35,424)	29%

Revenues:

Product Revenues, Net

On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESA. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to the three months ended June 30, 2024. Total product revenue, net for the three months ended June 30, 2024 was approximately $780,000. We expect product revenues, net to increase through the remainder of 2024.

Royalties

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

We recognized royalty revenues of $102,000 and $406,000 in the three and six months ended June 30, 2024, respectively compared to $29,000 and $50,000, respectively, for the same period in 2023. Royalty revenues in 2024 and 2023 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

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

Operating Expenses:

In connection with the FDA approval of RYTELO on June 6, 2024, we subsequently begin capitalizing inventory manufactured or purchased after this date. As a result, we expensed certain manufacturing costs of RYTELO as research and development expense prior to FDA approval and, therefore, these costs are not included in cost of goods sold. We expect our operating expenses to remain consistent through the remainder of 2024.

Our cost of goods sold consist of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO in the U.S.

The following table summarizes our expenses, including as a percentage of total expenses, for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change %	2024	2023	Change %
	(in thousands, except for percentage data)
Cost of goods sold	$17	$—	100%	$17	$—	100%
Research and development	30,779	35,490	-15%	60,152	62,709	-4%
Selling, general and administrative	39,419	16,490	58%	66,484	29,384	56%
Total operating cost and expenses	$70,215	$51,979	26%	$126,653	$92,093	27%

Cost of goods sold

Cost of goods sold was approximately $17,000 for the three and six months ended June 30, 2024, which consisted of costs to manufacture, and distribute our market product, RYTELO. We began capitalizing inventory upon FDA approval of RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses.

Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2024. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected as we sell through certain inventory that was previously expensed prior to FDA approval.

Research and Development Expenses

During the three and six months ended June 30, 2024 and 2023, our imetelstat program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2024 and 2023, direct external expenses included costs for our CROs, consultants and other clinical-related vendors, as well as expenses for contract manufacturing and quality activities. Personnel-related expenses primarily consist of salaries and wages, stock-based compensation, payroll taxes and benefits for our employees involved with ongoing research and development efforts. Other research and development expenses primarily consist of research-related overhead associated with allocated expenses for rent and maintenance of facilities and other supplies.

Research and development expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
	(Unaudited)
Direct external expenses	$20,032	$25,777	$40,082	$43,541
Personnel-related expenses	10,208	7,757	18,999	15,456
All other expenses	539	1,956	1,071	3,712
Total research and development expenses	$30,779	$35,490	$60,152	$62,709

The decrease in research and development expenses for the three and six months ended June 30, 2024, compared to the same period in 2023, was primarily due to decreases in clinical development costs related to the Phase 3 IMerge trial, as well as decreases in manufacturing and quality costs due to the timing of imetelstat manufacturing batches. Additionally, a portion of manufacturing and quality costs were capitalized in the current period due to FDA approval of RYTELO. The decrease is partially offset by an increase in labor costs due to higher headcount, incentive and stock-based compensation expense recognized due to the vesting of performance-based stock options upon FDA approval. For a more complete discussion of the risks and uncertainties associated with the development of imetelstat, see the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to the Commercialization of RYTELOTM (Imetelstat” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this quarterly report on Form 10‑Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.4 million and $66.5 million for the three and six months ended June 30, 2024, respectively compared to $16.5 million and $29.4 million for the same period in 2023. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily reflects higher personnel-related expenses and stock-based compensation recognized upon FDA approval of RYTELO due to the vesting of performance-based stock options.

Interest Income

Interest income was $5.3 million and $9.6 million for the three and six months ended June 30, 2024, compared to $4.7 million and $8.6 million for the same period in 2023. The increase in interest income for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten offering completed in March 2024, as well as higher yields from recent marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $3.3 million and $6.8 million for the three and six months ended June 30, 2024, compared to $2.0 million and $3.9 million for the same period in 2023. The increase in interest expense for the three and six months ended June 30, 2024, compared to the same period in 2023, primarily reflects rising interest rates. Currently, we have $80.0 million in principal debt outstanding. Interest expense reflects interest owed under the Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the Loan Agreement.

Other Income and (Expense), Net

Other income and expense, net was an expense of $63,000 and $125,000 for the three and six months ended June 30, 2024, compared to an expense of $11,000 for the three months ended June 30, 2023, and an income of $28,000 for the six months ended June 30, 2023. Other income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had cash, restricted cash, cash equivalents, and marketable securities of $430.4 million, compared to $378.1 million at December 31, 2023. The increase in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2024 was primarily the net result of the receipt of net cash proceeds of $141.0 million from our underwritten offering completed in March 2024.

On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of June 30, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. See Note 8 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information about the underwritten offering completed in March 2024.

From January 1, 2024 through June 30, 2024, we received $414,000 in cash proceeds from the exercise of warrants we issued in 2020, covering 281,211 shares of our common stock. As of June 30, 2024, we had warrants remaining from our 2020 issuance covering 2,155,650 shares of our common stock, which if exercised in full for cash, would provide $2.8 million in cash proceeds.

As of June 30, 2024, we had a long-term principal debt balance of $80.0 million under the Loan Agreement with Hercules and SVB. In June 2022, we entered into a second amendment to the Loan Agreement with Hercules and SVB. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million. On December 14, 2023, we entered into a third amendment to the Loan Agreement. After giving effect to the third amendment, the aggregate principal amount draw down and remaining available to us under the Loan Agreement remains at $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. The third amendment also provides that (i) the fourth tranche of the Loan Agreement was increased from $10.0 million to $30.0 million, (ii) the commitment period for the fifth tranche of the Loan Agreement of $20.0 million, which is available subject to achievement of a regulatory milestone and satisfaction of certain capitalization requirements, was extended through December 15, 2024, (iii) the variable annual interest rate on the outstanding loans has been decreased to the greater of: (x) 9.0%, or (y) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0%; and (iv) the interest only period of the Term Loan has been extended from June 30, 2024 through December 31, 2024, due to regulatory approval of RYTELO and satisfaction of certain financial and capitalization requirements. In connection with the third amendment, on the third amendment effective date, we borrowed and received the entire fourth tranche of the Term Loan in the amount of $30.0 million. After giving effect to such borrowing, the outstanding principal amount under the Amended Loan Agreement is $80.0 million. On September 15, 2023, the third tranche of $20.0 million of the Term Loan expired and is no longer available for us, but was added to the fourth tranche as part of the third amendment to the Loan Agreement. The Term Loan matures on October 1, 2025, which was extended from April 1, 2025 upon regulatory approval of RYTELO.

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

Future Funding Requirements

Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements into the second quarter of 2026. We will require substantial additional funding to further advance the development of imetelstat, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may in the future pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite recent FDA approval of RYTELO, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether our future development activities may succeed; whether we will obtain regulatory approval for RYTELO in the EU in lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the level of sales and market acceptance of RYTELO;
•
the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of imetelstat, including potential commercialization in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in our current or any potential future clinical trials of RYTELO;
•
the costs, timing and outcomes of regulatory reviews or other regulatory actions related to RYTELO, including with respect to our MAA submission for RYTELO in the EU for lower-risk MDS;
•
the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•
the costs of manufacturing, developing, commercializing and marketing RYTELO, including with respect to third-party vendors and service providers and our ability to achieve any meaningful reduction in manufacturing costs;
•
the sales price for RYTELO;
•
the availability of coverage and adequate third-party reimbursement for RYTELO;
•
the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license RYTELO;
•
the extent to which we are able to enter into and conduct successful strategic partnerships, collaborations, alliances or licensing arrangements with third parties, including for the commercialization and marketing of RYTELO in certain regions outside of the U.S., if approved for commercialization;
•
the extent and scope of our selling, general and administrative expenses, including expenses associated with potential future litigation;
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

Until we can generate a sufficient amount of revenue from sales of RYTELO to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in our clinical trials, regulatory developments, or the other risks described in this section.

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the final $25.0 million tranche under the Loan Agreement, which is subject to the approval by an investment committee comprised of Hercules and SVB, capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, future revenues from sales of RYTELO, potential future sales of our common stock, including under the 2023 Sales Agreement, will be sufficient to fund our operating plans. Moreover, while we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2024 and 2023 was $115.7 million and $76.0 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2024, compared to the same period in 2023, primarily reflects an increase in net loss to $122.8 million, adjusted for non-cash items including stock based compensation expense related for employees and directors.

Cash Flows from Investing Activities

Net cash used by investing activities was $1.9 million for the six months ended June 30, 2024 and $223.2 million for the six months ended June 30, 2023. The decrease in net cash used in investing activities for the six months ended June 30, 2024, compared to the same period in 2023, primarily reflects decreased purchases of marketable securities, as well as increased proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 was $164.6 million and $299.4 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations primarily consist of our current and noncurrent debt obligations under the Loan Agreement with Hercules and SVB, as described above and in Note 4 on Debt in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2023 Form 10-K and there have been no changes to the contractual terms of our operating leases during the six months ended June 30, 2024.

We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $62.5 million in the aggregate as of June 30, 2024. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.

In the normal course of business, we enter into agreements with CROs for clinical trials for clinical and commercial supply manufacturing and with other vendors for non-clinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these payments to be contractual obligations since the contracts are generally cancellable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2023 Form 10-K,

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for information on legal proceedings.

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

Risks Related to the Commercialization of RYTELOTM (Imetelstat)

•
Our near-term prospects are wholly dependent on RYTELO. If we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•
We have limited experience as a commercial company and our sales, marketing, and distribution of RYTELO may be unsuccessful or less successful than anticipated.
•
If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.
•
If we do not obtain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.
•
To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
•
If the market opportunities for RYTELO are smaller than we believe, our revenue may be adversely affected and our business may suffer.
•
We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO, and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.
•
We are seeking regulatory approval to commercialize RYTELO in the EU, and any such approval, if received, will be subject to pricing, drug marketing and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.

Risks Related to Regulatory Approval of RYTELO

•
We may be unable to maintain regulatory approval from the FDA for RYTELO in the U.S. for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.
•
Our regulatory approval for RYTELO in the U.S. for lower-risk MDS is subject to certain post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with such regulatory requirements or commitments, or if we experience unanticipated problems with RYTELO.
•
We may be unable to obtain regulatory approval to commercialize RYTELO in any other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.
•
Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects.

Risks Related to Compliance with Healthcare Laws

•
The FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of any drug product for off-label uses, and if we were found to have improperly promoted off-label use of RYTELO, we could be subject to significant civil, criminal and administrative penalties.
•
If we fail to comply with federal, state and international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
•
The adoption of health policy changes and healthcare reform both in the U.S. and outside the U.S. may adversely affect our business and financial results.

Risks Related to the Further Development of RYTELO (Imetelstat)

•
We cannot be certain that we will be able to continue to develop RYTELO (imetelstat) or advance it in clinical trials, or that we will be able to receive regulatory approval for RYTELO in any other indications in the U.S., the EU or any other region, on a timely basis or at all.
•
RYTELO (imetelstat) may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.
•
Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.
•
We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of imetelstat.
•
We do not control the conduct of current or any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-risk assessment that could materially and adversely impact our ongoing clinical trials, or our imetelstat development program as a whole.

Risks Related to Manufacturing RYTELO

•
Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply RYTELO for commercial and future clinical uses would adversely affect our ability to commercialize RYTELO and result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed.
•
If third parties that manufacture RYTELO fail to perform as needed, the commercial and clinical supply of RYTELO will be limited, and we may be unable to successfully commercialize RYTELO or conduct or complete current or potential future clinical trials.

Risks Related to Our Operating Results, Financial Position and Need for Additional Capital

•
We have a history of net losses. We expect to continue to incur net losses in the near term and may not achieve consistent future profitability for some time, if ever.
•
Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.
•
Our failure to obtain additional capital would force us to further delay, reduce or eliminate the further development of imetelstat, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Risks Related to Our Indebtedness

•
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Risks Related to Protecting Our Intellectual Property

•
If we are unable to obtain and maintain sufficient intellectual property protection for RYTELO, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.

•
Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
•
Patent terms may be inadequate to protect our competitive position on RYTELO for an adequate amount of time.
•
The validity, scope and enforceability of any patents listed in the Orange Book that cover RYTELO or its methods of use can be challenged by third parties and may not protect us from generic or innovator competition.

Risks Related to Information Technology Systems, Data Security and Data Privacy

•
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

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

Risks Related to THE Commercialization of RYTELO

Our near-term prospects are wholly dependent on RYTELO. If we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for lower-risk MDS, and we have initiated a commercial launch of RYTELO in the U.S. in that indication. RYTELO is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We may not be able to successfully commercialize RYTELO for a number of reasons, including:

•
we may not be able to establish or demonstrate in the medical community the safety and efficacy of RYTELO and its potential advantages over and side effects compared to existing treatments;
•
physicians may be reluctant to prescribe RYTELO until longer-term efficacy and safety data exists;
•
our lack of historical experience in marketing, selling and distributing RYTELO;
•
reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
•
the relative price of RYTELO as compared to alternative treatment options;
•
the relatively low incidence and prevalence of patients in RYTELO’s approved indication, including the reliability of our market and sales estimates;
•
we may not be able to obtain and maintain regulatory approvals for RYTELO in any other jurisdictions or for any other indications, including in the EU for lower-risk MDS or in any other jurisdiction for relapsed/refractory MF;
•
changed or increased regulatory restrictions;
•
changes to the label for RYTELO that further restrict how we market and sell RYTELO, including adverse events observed in ongoing and future studies of imetelstat such as our Phase 3 IMpactMF clinical trial;

•
we may not have adequate financial or other resources to successfully commercialize RYTELO; and
•
we may not be able to maintain adequate commercial supplies of RYTELO to meet demand or at an acceptable cost or at all.

If we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indications of use, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

We have limited experience as a commercial company and our sales, marketing, and distribution of RYTELO may be unsuccessful or less successful than anticipated.

As a company, we have no prior experience in selling and marketing or commercializing an approved drug product. The success of our commercialization efforts is difficult to predict and subject to, among other things, continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. For example, our commercial launch may not develop as planned or anticipated, which may require us to, among others, adjust or amend our commercialization plan and incur significant expenses. Further, given our lack of historical experience commercializing drug products, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives or if our commercialization efforts do not proceed as planned, we may not be able to successfully commercialize RYTELO in lower-risk MDS, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.

To successfully commercialize RYTELO, we need to continue to execute on our sales, marketing and distribution plans. The ongoing execution of our sales, marketing and distribution plans is, and will continue to be, expensive and time-consuming and we cannot be certain that we will be able to execute on these plans successfully. In addition, we compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to recruit as needed, and to retain and effectively train marketing and sales personnel and equip them with compliant and effective materials, our efforts to successfully commercialize RYTELO could be adversely affected. In addition, if we receive regulatory approval to commercialize RYTELO in any other regions, such as the EU, we may seek strategic partnerships, collaborations, alliances or licensing arrangements, at an appropriate time, to assist us in the potential development and commercialization of RYTELO, or we may need to establish business operations in such regions. We may be unsuccessful in our efforts to recruit, hire, train and retain personnel to support such business operations; or we may be unable to enter into and conduct successful strategic partnerships, collaborations, alliances or licensing arrangements with third parties to commercialize RYTELO in such regions, should we seek to do so. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.

If we do not obtain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.

Our ability to successfully commercialize RYTELO will depend significantly on obtaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. Assuming we obtain coverage for RYTELO by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use RYTELO unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement will be critical to market acceptance of RYTELO.

Further, the status of reimbursement codes for RYTELO could also affect reimbursement. J-Codes are reimbursement codes maintained by the Centers for Medicare and Medicaid Services, or CMS, that are a component of the Healthcare Common Procedure Coding System and are typically used to report drugs that ordinarily cannot be self-administered. We do not currently have a specific J-Code for RYTELO, and cannot guarantee that a J-Code will be granted. To the extent separate coverage or reimbursement is available for RYTELO, and a specific J-Code is not available, physicians would need to use a non-specific miscellaneous J-Code to bill third-party payors for RYTELO. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors.

In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022, or the Inflation Reduction Act, includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare drug pricing negotiation program provisions of the law are currently subject to legal challenges. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of RYTELO to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

We cannot be sure that coverage and reimbursement will be available for RYTELO, and, if reimbursement is available, what the level of reimbursement will be. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize RYTELO, which would negatively impact our business and business prospects.

To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.

RYTELO may not achieve market acceptance in the U.S. for lower-risk MDS or any other indication that might be approved in the future, or achieve the potential U.S. or international revenue we believe may be possible, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize RYTELO. RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:

•
the clinical indications for which RYTELO is or may in the future be approved;
•
the establishment and demonstration to the medical community of the clinical efficacy and safety of RYTELO;
•
the ability to demonstrate that RYTELO is superior to alternatives on the market at the time, including with respect to efficacy, safety, cost or route of administration;
•
the willingness of medical professionals to prescribe, and patients to use, RYTELO, or to continue to use RYTELO;
•
the publication of unfavorable safety or efficacy data concerning RYTELO by third parties or us;
•
restrictions on use of RYTELO alone or in combination with other products;
•
the label and promotional claims allowed by the FDA for RYTELO, as well as any such claims allowed by similar international regulatory authorities for RYTELO, if any, including usage for only certain indications and any limitations or warnings about the prevalence or severity of any side effects;
•
the timing of market introduction of RYTELO as well as competitive products, including sequencing of available products;
•
the effectiveness of sales, marketing and distribution support for RYTELO;
•
the ability of the third party distributors and specialty pharmacies we contract with to process prescriptions and dispense RYTELO and the processes required to place orders with such distributors and specialty pharmacies;
•
the extent to which RYTELO is approved for inclusion on formularies in hospitals and managed care organizations;
•
the pricing of RYTELO, both in absolute terms and relative to alternative treatments;
•
the availability of coverage and adequate reimbursement by government and third-party payors; and
•
the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including governmental authorities.

We may be unable to demonstrate any therapeutic or economic advantage for RYTELO compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. Third-party payors may decide that any potential benefit that RYTELO may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the potential adverse effects or the costs of treatment with RYTELO. If the healthcare community does not accept RYTELO for any of the foregoing reasons, or for any other reasons, our ability to commercialize RYTELO in the U.S. for lower-risk MDS may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects.

If the market opportunities for RYTELO are smaller than we believe, our revenue may be adversely affected, and our business may suffer.

We are commercializing RYTELO in lower-risk MDS, and the addressable patient population in lower-risk MDS is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with lower-risk MDS in the U.S. Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with RYTELO, or we may be unable to successfully identify patients and achieve a significant market share in RYTELO's approved indication, or initial sales of RYTELO may deplete the prevalence pool of patients in the RYTELO’s approved indication more quickly than expected, which would have a negative impact on sales of RYTELO in the future. Our commercialization of RYTELO in the U.S. is limited to lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA and similar international regulatory authorities, which would not permit us to market RYTELO for any other indications not expressly approved by those regulatory authorities. Future regulatory approvals for RYTELO, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.

Our market opportunity may also be limited by the pricing we are able to achieve for RYTELO, the quality and expiration of our intellectual property rights and regulatory exclusivity, duration of RYTELO treatment in lower-risk MDS and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for RYTELO that we or any potential future collaborative partners develop could be significantly diminished, which would have a material adverse impact on our business and business prospects, and would adversely affect our ability to achieve profitability

We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO, and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.

We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO, and the financial failure of any of these parties could adversely affect our revenues, financial condition or results of operations. We rely on such distributors and specialty pharmacies to effectively distribute RYTELO in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these parties, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability by our distributors or specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other distributors, specialty pharmacies or vendors to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

We are seeking regulatory approval to commercialize RYTELO in the EU, and any such approval, if received, will be subject to pricing, drug marketing and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.

We are seeking approval to market RYTELO in the EU for lower-risk MDS. If we obtain approval for RYTELO in the EU, we will be subject to rules and regulations in the EU, and the pricing of RYTELO will be subject to governmental control and other market regulations which could put pressure on the pricing and usage of RYTELO. In the EU, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, if approved, market acceptance and sales of RYTELO will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for RYTELO and may be affected by existing and future healthcare reform measures.

Much like the federal Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national laws of EU member states. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and/or approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. If RYTELO is approved for commercialization in the EU, in some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO, if it is approved for marketing in the EU. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of RYTELO is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of RYTELO in those countries would be negatively affected.

If our competitors have existing products or develop new products, product candidates or technologies that are superior to or more cost-effective than RYTELO, this could significantly impact the commercial viability and further development of RYTELO, which would severely and adversely affect our financial results, business and business prospects.

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to telomeres and telomerase; clinical data to date; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO will compete with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. For a description of the competition that RYTELO may face in our lead indications of lower-risk MDS and relapsed/refractory MF, see Item 1, “Business - Competition” in our 2023 Form 10-K.

Many of our competitors, either alone or with their strategic partners, could have substantially greater financial, technical and human resources than we do and significantly greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments.

Competitors may have or develop more commercially desirable or affordable products than RYTELO, or achieve earlier or longer patent and regulatory exclusivity protection or product commercialization than we may be able to achieve with RYTELO. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by RYTELO. Competitors may have or develop products that are safer, more effective, or less costly than RYTELO, or more convenient to administer to patients. In addition, competitors may price their products below our price for RYTELO, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than RYTELO. Such competitive products or activities by competitors may limit the commercial potential of RYTELO, which may cause us to cease commercialization and any further development of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

RISKS RELATED TO REGULATORY APPROVAL OF RYTELO

We may be unable to maintain regulatory approval from the FDA for RYTELO in the U.S. for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

In June 2024, we received regulatory approval from the FDA to commercialize RYTELO in the U.S. in lower-risk MDS. Federal, state and local governments in the U.S. have significant regulations in place that may limit or prevent us from successfully commercializing RYTELO in the U.S. for lower-risk MDS. We do not currently have regulatory approval for RYTELO in any other jurisdiction or for any other indication, and governments in other jurisdictions have significant regulations that may limit or prevent us from successfully commercializing RYTELO in other jurisdictions. Failure to maintain regulatory approval for RYTELO from the FDA in the U.S. for lower-risk MDS, or delays in obtaining, failure to obtain, or limitations in the scope of such approvals in any other jurisdictions or for any other indications, could:

•
result in a withdrawal of RYTELO from the market or could otherwise delay, limit or preclude any revenue we may receive from the commercialization of RYTELO in the U.S. for lower-risk MDS;
•
significantly harm the commercial potential of RYTELO;
•
impede, halt or increase the costs of our activities and plans for clinical development;
•
diminish any competitive advantages that may have been available to us; or
•
delay or preclude any revenue we may receive from the future commercialization of RYTELO in any other jurisdictions or for any other indications, if any.

In addition, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including import restrictions, seizure and withdrawal of the product from the market. Commercialization and sales of RYTELO are subject to government regulations related to numerous matters, including the processes of:

•
manufacturing;
•
advertising and promoting;
•
selling and marketing;
•
medical information;
•
labeling; and
•
distribution.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenue from the commercialization of RYTELO will be materially and adversely impacted.

Further, if RYTELO causes serious or unexpected side effects, or if other safety risks are observed as a result of our commercialization efforts for RYTELO in the U.S. in lower-risk MDS or in current or potential future clinical trials, a number of potential significant negative consequences could result, including:

•
the FDA may withdraw its approval of RYTELO;
•
we may be required to recall RYTELO, seek to change the way it is administered, conduct additional clinical trials or change the labeling of the product;
•
the FDA may require revisions to the labeling of RYTELO, including limitations on approved uses or the addition of further warnings, contraindications or other safety information, or may impose restrictions on distribution in the form of REMS;
•
we may experience manufacturing delays and supply disruptions if regulatory inspectors identify regulatory noncompliance by third-party manufacturers requiring remediation;
•
RYTELO may be rendered less competitive and sales, if any, may decrease;
•
our reputation may suffer generally both among clinicians and patients;
•
we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;
•
the FDA or similar international regulatory authorities may refuse to approve pending applications, such as our MAA in the EU, or supplements to approved applications filed by us, or may suspend or revoke license approvals; or
•
we may be required to change or stop ongoing clinical trials of RYTELO (imetelstat), which would negatively impact the development of RYTELO (imetelstat) for other potential indications.

Any of these events could prevent us from achieving or maintaining market acceptance for RYTELO, could substantially increase the costs and expenses of commercializing RYTELO, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of the RYTELO.

Our regulatory approval for RYTELO in the U.S. for lower-risk MDS is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments or if we experience unanticipated problems with RYTELO.

Our regulatory approval for RYTELO in lower-risk MDS is subject to clinical, non-clinical and manufacturing post-marketing requirements and commitments, including the requirement of continuing to assess long-term safety of RYTELO (imetelstat) in the IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice (cGMP) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

Failure to comply with these post-marketing requirements and commitments or any other regulatory requirements, or later discovery of previously unknown problems with RYTELO, or our manufacturers, or manufacturing processes for RYTELO, may result in actions such as:

•
restrictions on RYTELO manufacturing, distribution or use;
•
restrictions on labeling or marketing;
•
additional post-marketing requirements or commitments; warning letters, withdrawal of RYTELO from the market;
•
recalls;
•
suspension or termination of ongoing clinical trials of imetelstat in other indications;
•
fines, restitutions or disgorgement of profits or revenues;
•
refusal to permit the import or export of RYTELO;
•
product seizure or detentions; injunctions or the imposition of civil or criminal penalties; and
•
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

If we are unable to fulfill the post-marketing requirements and commitments established by the FDA for RYTELO in lower-risk MDS, or that may be applied to the approval and commercialization of RYTELO by any regulatory authority, or are unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, there may be a negative impact to our business and continued regulatory approval of RYTELO. Under such circumstances, we or our respective service providers may be subject to the actions listed above, including losing marketing approval for RYTELO, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

We may be unable to obtain regulatory approval to commercialize RYTELO in any other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.

We may never receive regulatory approval for RYTELO in any other jurisdictions or for any new indications. It can take many years to obtain approval, if approval is obtained at all. Of the large number of drugs in development, only a small percentage complete the development and regulatory approval process and are successfully commercialized. In addition, the lengthy review process and the unpredictability of future or ongoing clinical trials may result in a delay in obtaining, or our failure to obtain, regulatory approval for RYTELO in lower-risk MDS in any jurisdiction other than the U.S., and for relapsed/refractory MF or for any other indications, which could significantly harm our business and business prospects, and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish to the satisfaction of such regulatory authorities the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in Europe. Although RYTELO is approved in the U.S. in lower-risk MDS and the EMA has validated our MAA for RYTELO for lower-risk MDS, there can be no assurance that we will receive regulatory approval from the European Commission for the commercialization of RYTELO for lower-risk MDS in the EU in a timely manner, or at all. Further, because non-clinical and clinical data are often susceptible to varying interpretations and analyses, the EMA may disagree with our interpretation of the data and may require additional clinical testing and/or further analyses from completed clinical or non-clinical trials before we can obtain regulatory approval and begin commercialization of RYTELO for lower-risk MDS in the EU, if at all, any of which could result in increased costs to us, or could delay or limit our ability to generate revenue from sales in the EU and adversely affect our commercial prospects.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications and for other pivotal trials that may be needed to support any application to the FDA or similar international regulatory authorities for such other indications, such as from IMpactMF.

Any of these events may result in a failure to further develop, obtain regulatory approval for or commercialize RYTELO in any indication other than lower-risk MDS in the U.S., which could severely and adversely affect our business and business prospects.

In addition, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat sodium dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities for relapsed/refractory MF, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.

Regulatory authorities have substantial discretion in the approval process and can delay, limit or deny approval of RYTELO in other indications or outside of the U.S. for any indication, or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

•
disagreement with the design or implementation of our clinical trials, including our statistical analysis of trial results;
•
failure to demonstrate that RYTELO’s efficacy results provide sufficient evidence of overall clinical benefit;
•
unfavorable benefit-to-risk assessment, in the case of marginal efficacy and/or clinically relevant safety concerns, for any proposed indication;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using RYTELO or drugs similar to RYTELO;
•
disagreement with our interpretation of data from non-clinical studies or clinical trials;
•
rejection by the FDA of foreign data included in any future supplemental NDA, or sNDA, submissions for any future indications and the non-applicability of this data to the U.S. population and U.S. medical practice;
•
identification of critical issues as a result of a pre-approval health authority inspection that could negatively impact the integrity of data in the MAA and any future sNDA and lead to a rejection by the FDA, EMA, or similar international regulatory authorities;
•
a determination by the EMA, or similar international regulatory authorities that regulatory approval for RYTELO should be narrowed or made more restrictive than our current approval in the U.S. for lower-risk MDS, or any future indication for which approval is sought, if any;
•
failure to satisfy the requirement to develop a risk management plan for the EU, including any post-marketing studies, as a potential condition to approval in the EU for lower-risk MDS;
•
disagreement regarding the formulation, labeling and/or the specifications for RYTELO in the EU;
•
the failure of the quality or stability of RYTELO to meet acceptable regulatory standards;
•
the EMA or the competent authorities of the individual EU Member States or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to lack of resources or other reasons;
•
we or any third-party service providers may be unable to demonstrate compliance with GMP, GCP, or other applicable regulatory and other requirements to the satisfaction of the FDA, the EMA, the competent authorities of the individual EU Member States or similar international regulatory authorities; or
•
changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval.

Furthermore, in recent years, there has been increased public and political scrutiny on the FDA and similar international regulatory authorities with respect to the approval process for new drugs, and as a result regulatory authorities may apply more stringent regulatory standards, especially regarding drug safety, when reviewing regulatory submissions.

Any marketing approval that we may receive for RYTELO in the EU for lower-risk MDS, or in any other country for any other indication, may also be limited or subject to restrictions or post-approval commitments that increase our costs or render RYTELO not commercially viable, which would harm our business and business prospects.

Regulatory authorities may also not approve the labeling claims that are necessary or desirable for the successful commercialization of a drug, such as RYTELO. For example, although we received regulatory approval from the FDA in June 2024 to commercialize RYTELO in lower-risk MDS, any future regulatory clearances that we might obtain for RYTELO may be limited to fewer or narrower indications than we might request, or may be granted subject to the performance of post-marketing studies, which may impose further requirements or restrictions on the distribution or use of RYTELO, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for RYTELO and affect reimbursement by third-party payors. Future regulatory clearances, if any, may be limited to a smaller patient population, or may require a different drug formulation or a different manufacturing process, than we might in the future decide to seek.

Any delay in obtaining or failure to obtain required approvals of RYTELO in any other jurisdictions or for any other indications, or limitations on any regulatory approval that we might receive in the future, if any, could reduce the potential commercial use of RYTELO, and potential market demand for RYTELO and therefore result in decreased revenue for us from any commercialization of RYTELO in any other jurisdictions or for any other indications, any of which could severely and adversely affect our financial results and ability to raise additional capital, the price of our common stock, our business and business prospects, and might cause us to cease operations.

If we obtain regulatory approval to commercialize RYTELO in the EU for lower-risk MDS or any other indication, we may experience additional risks related to marketing outside of the U.S. that could materially adversely affect our business.

We are seeking regulatory approval to market RYTELO in the EU, and may be subject to additional risks, including, if regulatory approval is obtained from the European Commission, risks related to operating outside of the U.S., such as:

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

Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects.

The FDA granted orphan drug designation to RYTELO in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the European Commission granted orphan drug designation in December 2015 to RYTELO for the treatment of MF and in July 2020 for the treatment of MDS. Orphan drug exclusivity confers seven and 10 years of exclusivity in the U.S. and E.U., respectively, following approval, subject to satisfying regulatory requirements. The FDA has confirmed seven years of orphan drug exclusivity for RYTELO following its approval on June 6, 2024 for its approved indication in lower-risk MDS. Designation as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, RYTELO for any indication, or at all, in the U.S., EU or any other country, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as RYTELO prior to RYTELO receiving any exclusive marketing approval.

We may lose orphan drug exclusivity for certain reasons, including if the FDA or the European Commission determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of RYTELO to meet the needs of patients with lower-risk MDS or MF. Failure to maintain orphan designation status, or failure to agree to and complete any agreed upon pediatric plan, would lead to the inability to obtain or the loss of such regulatory exclusivity.

Even if we maintain orphan drug exclusivity for RYTELO, the exclusivity may not effectively protect RYTELO from all competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, such as the approval of RYTELO in the U.S. for lower-risk MDS in June 2024, the FDA or the European Commission can subsequently approve a different drug with the same active moiety for the same condition, if the FDA or the European Commission concludes that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could limit the period of exclusivity we are able to maintain for RYTELO, and may harm our business and business prospects. In addition, for any other indication that we are currently or may in the future seek to develop or obtain regulatory approval for RYTELO, such as our pending MAA for RYTELO in lower-risk MDS in the EU, orphan drug designation will neither shorten the development time nor regulatory review time for RYTELO, and it does not give RYTELO any advantage in the regulatory review or approval process.

RISKS RELATED TO COMPLIANCE WITH HEALTHCARE LAWS

The FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of any drug product for off-label uses, and if we were found to have improperly promoted off-label use of RYTELO, we could be subject to significant civil, criminal and administrative penalties.

The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce regulations prohibiting the promotion of any drug product for off-label uses. If we were found to have improperly promoted off-label use of RYTELO, we could be subject to significant civil, criminal and administrative penalties, which could inhibit our ability to commercialize RYTELO and generate revenue, require us to expend significant time and resources in response, and generate negative publicity. Enforcement actions include, among others:

•
adverse regulatory inspection findings;
•
fines, warning letters, or untitled letters;
•
voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•
restrictions on, or prohibitions against, marketing RYTELO;
•
restrictions on, or prohibitions against, importation or exportation of RYTELO;
•
suspension of review or refusal to approve pending applications or supplements to approved applications;
•
exclusion from participation in government-funded healthcare programs;
•
exclusion from eligibility for the award of government contracts for RYTELO;
•
suspension or withdrawal of regulatory approval for RYTELO;
•
product seizures;
•
injunctions; and

•
civil and criminal penalties and fines.

The imposition of any of these penalties or other commercial limitations, including equivalent penalties or commercial limitations imposed by foreign regulatory authorities, could severely and adversely affect our financial results, business and business prospects, including the commercialization of RYTELO, and might cause us to cease operations.

If we fail to comply with federal, state and international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute RYTELO. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and Regulations” in our 2023 Form 10-K.

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

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future sales of RYTELO in the U.S.

RISKS RELATED TO THE FURTHER DEVELOPMENT OF RYTELO (IMETELSTAT)

We cannot be certain that we will be able to continue to develop RYTELO (imetelstat) or advance it in clinical trials, or that we will be able to receive regulatory approval for RYTELO in any other indications in the U.S., the EU or any other region, on a timely basis or at all.

We are wholly dependent on the success of RYTELO (imetelstat), which is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO or to expand its indications of use. In this regard, in addition to lower-risk MDS, which is the only indication for which RYTELO has received marketing approval in the U.S., we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our ability to further develop imetelstat and to expand its indications of use to other myeloid hematologic malignancies is subject to significant risks and uncertainties, including, among other things, our ability to:

•
receive regulatory approval to commercialize RYTELO in lower-risk MDS from the European Commission without the requirement for the conduct and completion of additional pre-approval clinical trials or further analyses, testing or development commitments, if at all, any of which could result in increased costs to us, and delay, limit or preclude our ability to generate revenue in the EU;
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
•
obtain additional capital when needed in order to enable us to further advance imetelstat clinical trials in other myeloid hematologic malignancies;
•
obtain and maintain required regulatory clearances and approvals to enable continued clinical development of imetelstat;
•
enter into and maintain commercially reasonable arrangements with third parties to provide services needed to further research, develop and commercialize RYTELO, including maintaining the agreements with our contract research organizations, or CROs, and third-party manufacturers;
•
recruit and retain sufficient qualified and experienced personnel to support the development and commercialization of RYTELO in potential other approved indications;
•
enter into and maintain arrangements with third parties to provide services needed to support the commercialization of RYTELO for territories outside of the U.S. in compliance with applicable laws;
•
achieve acceptance of RYTELO treatment by patients and the relevant medical communities;
•
compete effectively with other approved treatments in lower-risk MDS, and relapsed/refractory MF if imetelstat is approved in relapsed/refractory MF, and potentially other myeloid hematologic malignancies;
•
obtain appropriate coverage and reimbursement levels for the cost of RYTELO from governmental authorities, private health insurers and other third-party payors; and
•
obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for RYTELO both in the U.S. and globally.

If we are not able to successfully achieve these goals and overcome other challenges that we may encounter in the research, development, manufacturing and commercialization of RYTELO in indications other than lower-risk MDS, we may be forced to abandon our development and/or commercialization of RYTELO in indications other than lower-risk MDS, which could severely harm our business, prospects and our ability to raise additional capital.

Our clinical trials of imetelstat could be interrupted, delayed, terminated or abandoned for a variety of reasons which could severely and adversely affect our financial results, business and business prospects.

The conduct and completion of our clinical trials could be interrupted, delayed or abandoned for a variety of reasons, including as a result of clinical trial failures, suspensions, terminations or delays related to:

•
patient recruitment, enrollment and retention challenges and operational delays, including in connection with opening new clinical trial sites, while also competing with clinical trials for other investigational drugs in the same patient population;
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
•
manufacturing sufficient quantities that meet our specifications, cost and quality requirements, and timelines for imetelstat, or for other clinical trial materials, in a manner that meets the quality standards of the FDA and other similar international regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise;
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

Failures or delays with respect to any of these events could adversely affect our ability to conduct or complete the clinical trials being conducted by us or our investigators, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs, or interrupt, further delay or halt our development, of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects.

RYTELO (imetelstat) may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.

RYTELO (imetelstat) has been administered only to a limited number of patients in clinical trials. While the FDA granted approval of RYTELO based on the data included in our NDA, including data from the Phase 3 IMerge trial, we do not know whether the results when a larger number of patients receive RYTELO from commercial use, including results related to safety, will be consistent with the results from earlier clinical trials that served as the basis for its approval.

In addition, because remaining patients in ongoing clinical trials continue to receive imetelstat, additional or more severe toxicities or safety issues may be observed, and the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death. New data relating to imetelstat, including from adverse event reports and our post-marketing requirements in the United States, and from ongoing clinical trials of imetelstat, may result in changes to the product label and may adversely affect sales, or result in withdrawal of imetelstat from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing our marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

Further, as a result of commercialization of RYTELO (imetelstat), or in current or potential future clinical trials, RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt its commercialization or current or potential future clinical trials. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials include:

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
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients who receive RYTELO as a result of commercialization or in any clinical trials experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data from our commercialization efforts or in clinical trials do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may halt or restrict the commercialization of RYTELO or place one or more of our INDs on clinical hold, as occurred in March 2014. If this were to occur, there could be a significant delay in, or possible termination of, one or more of of our clinical trials, and our commercialization efforts could be halted, which might cause us to cease operations. If such toxicities or other safety issues identified as a result of our commercialization of RYTELO or in any clinical trial are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

•
the FDA could withdraw or restrict regulatory approval for RYTELO in the U.S. for lower-risk MDS;
•
additional information supporting the benefit-risk profile of RTYELO may be requested by the FDA or similar international regulatory authorities and if any such information is not available or, if available, not deemed acceptable, regulatory approval could be withdrawn by the FDA in the U.S., and/or current clinical trials could be suspended, terminated, or placed on clinical hold by the FDA or similar international regulatory authorities;
•
the ability to retain enrolled patients in our current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of RYTELO in a specific patient population;
•
additional, unexpected clinical trials or non-clinical studies may be required to be conducted; or
•
RYTELO may not receive or maintain regulatory clearances and approvals required to enable its continued development.

The occurrence of any of these events could interrupt, further delay, or halt, our commercialization or RYTELO or its further development, and as a result, could preclude the commercialization of RYTELO in any additional indications, as well as increase costs for continued development in additional indications, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business and business prospects, any of which might cause us to cease operations.

Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.

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

In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business and business prospects, any of which might cause us to cease operations.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology, suggest potentially favorable overall survival in relapsed/refractory MF patients treated with imetelstat, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development of imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business and business prospects.

Further, preliminary data are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additional or updated safety and efficacy data from current or potential future clinical trials of imetelstat may result in a benefit-risk profile that does not justify the continued development and/or potential regulatory approval of imetelstat in a particular patient population, or at all. Any data reported from IMpactMF may materially differ from and be less positive than data previously reported from IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could halt the commercialization of RYTELO, hinder the potential success of IMpactMF, IMproveMF or IMpress, or cause us to abandon further development of imetelstat entirely.

Top-line results and data may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Moreover, as remaining patients in IMerge Phase 3 continue to be treated and followed under the extension phase of the trial and longer-term outcomes are assessed, these additional and more mature data may alter the benefit-risk profile of imetelstat in an adverse manner, including with respect to overall survival. Material adverse differences in future results, compared to preliminary, interim or top-line data, could severely and adversely affect our financial results, business and business prospects, including the commercialization of RYTELO, and might cause us to cease operations.

We rely on third parties to conduct our current and potential future clinical trials of imetelstat. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to continue the development of imetelstat.

We do not have the ability to independently conduct clinical trials. Therefore, we rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, service providers, vendors, suppliers and consultants, to conduct clinical trials of imetelstat. The third parties we contract with for execution of our current and potential future clinical or investigator-sponsored trials of imetelstat play a critical role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control their performance, or the amount or timing of resources that they devote to imetelstat. For example, we have retained CROs to support our clinical development activities, and any failure by our CROs to perform their contractual obligations, or disputes with our CROs about the quality of their performance or other matters, could further delay or halt our clinical development activities. These third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may terminate their agreements with us without cause and upon immediate written notice.

Although we rely on third parties to conduct our clinical trials, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar international regulatory authorities require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar international regulatory authorities, may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business and business prospects, including the commercialization of RYTELO, any of which might cause us to cease operations.

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

Switching or adding CROs, investigators, vendors and other third parties involves additional costs and delays because of the time it takes to finalize a contract with a new CRO and for their commencement of work. Although we carefully manage our relationships with our CROs, investigators, vendors and other third parties, we and any of these third parties may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business and business prospects.

In addition, certain principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected conduct of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of any future applications for regulatory approval of imetelstat in any additional indications by the FDA.

We do not control the conduct of current or any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-risk assessment that could materially and adversely impact our ongoing clinical trials, or our imetelstat development program as a whole.

We do not control the design or administration of investigator-led clinical trials, nor the submission, approval or maintenance of any IND or international equivalent filings required to conduct these clinical trials. In addition, we do not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any current or potential future investigator-led clinical trial could have a material adverse effect on our ability to maintain regulatory approval for RYTELO in lower-risk MDS, or to further develop or advance it in clinical trials.

Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials.

In addition, any investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay, limit or preclude the further clinical development or marketing approval of RYTELO in any indication, including lower-risk MDS in the EU. To the extent that the results of any investigator-led clinical trials raise safety or other concerns, regulatory authorities may withdraw or restrict approval for RYTELO, question the results of such investigator-led clinical trials, or question the results of any of our clinical trials. Safety concerns arising from future investigator-led clinical trials could result in withdrawal of approval of RYTELO, partial or full clinical holds being placed on our INDs by the FDA or other similar international regulatory authorities, as occurred in March 2014, which would further delay or prevent us from commercializing RYTELO or advancing it into further clinical development. Any of the foregoing would delay or preclude any future marketing approvals for RYTELO and could cause us to discontinue our development of it, which would severely harm our business and prospects and could potentially cause us to cease operations.

Risks Related to Manufacturing RYTELO (IMETELSTAT)

Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply RYTELO for commercial and future clinical uses would adversely affect our ability to commercialize RYTELO and result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed, and we could cease operations.

The manufacture of RYTELO (imetelstat) must comply with applicable regulatory standards for commercial uses and current and potential future clinical trials. The process of manufacturing RYTELO is complex and subject to several risks, including:

•
the ability to consistently manufacture and attain sufficient production yields with appropriate quality control and quality assurance to meet market demand for our commercialization of RYTELO, as well as the needs for continuing clinical trials;
•
our ability to maintain existing commercial supply agreements and to establish additional or alternative supply agreements if necessary, including our ability to successfully transfer manufacturing technology and attain regulatory approval at any such additional or alternative suppliers;
•
reliance on third-party manufacturers and suppliers, whose efforts we do not control;
•
supply chain issues, including the timely availability of product and management of shelf-life, including raw materials, drug substance, and drug product and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions;
•
shortage of qualified personnel at any of our third party suppliers; and
•
regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country.

As a result of these and other risks, we may be unable to maintain a manufacturing infrastructure and supply chain capable of providing RYTELO for clinical and commercial use, which would delay or adversely affect our RYTELO commercialization efforts; result in lost sales; delay or result in a cessation of our current or potential future clinical trials; delay or preclude potential future regulatory approvals of RYTELO in other jurisdictions or indications; and could cause financial and reputational harm.

If third parties that manufacture RYTELO fail to perform as needed, the commercial and clinical supply of RYTLEO will be limited, and we may be unable to successfully commercialize RYTELO or conduct or complete current or potential future clinical trials.

Our RYTELO manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain manufacturing, quality control, and other technical and scientific work with respect to RYTELO, as well as to supply starting materials and manufacture drug substance and drug product for our commercialization of RYTELO, as well as current and potential future clinical trials. While we have established arrangements with third parties for the manufacture of RYTELO, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, could further delay, perhaps substantially, or preclude our ability to commercialize RYTELO and/or pursue further development of RYTELO on our own, increase our costs, result in lost sales, and otherwise negatively affect our financial results, business and business prospects. In this regard, recent FDA inspections of one of our third-party manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not directly related to the FDA approval or ongoing production of RYTELO, could impact the manufacturer’s ability to produce and deliver products, including RYTELO, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities and commercialization. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of RYTELO and other materials to support commercialization and clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

•
the inability to execute timely contracts or production orders with any additional third-party manufacturers and suppliers that we may identify on acceptable terms, or at all;
•
delays and disruptions experienced by third-party manufacturers that adversely impact the ability of such parties to fulfill their contractual obligations to us, including to provide the quantities of RYTELO required to meet commercial and clinical needs;
•
capacity limitations and scheduling constraints experienced by third-party manufacturers due to scheduling and other commitments, and queued manufacturing activities in contracted facilities;
•
requirements by regulatory authorities to validate and qualify significant activities for any current or additional manufacturer, which could involve technology transfer, new testing, compliance inspections, and would likely require FDA approval;
•
the inability of third-party manufacturers to timely formulate and manufacture RYTELO or to produce or ship RYTELO in the quantities or of the quality required to meet commercial and clinical needs;
•
the possible mislabeling by third-party manufacturers of finished drug product for both commercial and clinical use, potentially resulting in product recall and harm to our business;
•
decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute RYTELO to meet commercial needs;
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

Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for commercialization, and non-clinical and clinical activities, which could severely and adversely affect our financial results, business and business prospects.

In addition, third-party manufacturers and/or any other manufacturers may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful commercialization of RYTELO. These third-party manufacturers may not be willing or able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. Changing manufacturers may be prolonged and difficult due to inherent technical complexities, regulatory risks, and because the number of potential manufacturers for oligonucleotide products is limited. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms, or at all.

Risks Related to Our OPERATING RESULTS, Financial Position and Need For Additional CAPITAL

We have a history of net losses. We expect to continue to incur net losses for the foreseeable future and may not achieve consistent future profitability for some time, if ever.

We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of June 30, 2024, our accumulated deficit was approximately $1.7 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. In addition, we expect to experience increased negative cash flow for the foreseeable future as we fund our operations and imetelstat clinical development activities and research programs continue, and we continue with the commercialization of RYTELO. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. We will need to generate significant revenues to achieve consistent future profitability. We may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA of RYTELO for lower-risk MDS and the lack of historical sales data, RYTELO sales will be difficult to predict from period to period and as a result, you should not rely on RYTELO sales results in any period as being indicative of future performance and sales of RYTELO may be below our own guidance or the expectations of securities analysts or investors in the future. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•
the level of demand for RYTELO;
•
the extent to which coverage and reimbursement for RYTELO is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•
changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•
increases in the scope of eligibility for customers to purchase RYTELO at the discounted government price or to obtain government-mandated rebates on purchases of RYTELO;
•
changes in our cost of sales;
•
the timing, cost and level of investment in our sales and marketing efforts to support RYTELO sales;
•
the timing, cost and level of investment in our research and development activities involving imetelstat and potential future product candidates; and
•
expenditures we may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with RYTELO, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly.

For these and other reasons, it is difficult for us to accurately forecast future sales of RYTELO, operating expenses or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps significantly.

Our failure to obtain additional capital would force us to further delay, reduce or eliminate the further development of RYTELO, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2024, we had approximately $430.4 million in cash, cash equivalents, restricted cash and current and noncurrent marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements into the second quarter of 2026. We will require substantial additional funding to further advance the development of imetelstat, including through the completion of our ongoing clinical trials and any potential future clinical trials, as well as conducting the clinical, regulatory and commercialization activities necessary to potentially bring imetelstat to market in relapsed/refractory MF and any other indications we are pursuing or may in the future pursue, and our need for additional funds may arise sooner than planned. If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite recent FDA approval of RYTELO, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether our future development activities may succeed; whether we will obtain regulatory approval for RYTELO in the EU in lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the level of sales and market acceptance of RYTELO;
•
the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of imetelstat, including potential commercialization in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•
delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in our current or any potential future clinical trials of RYTELO;
•
the costs, timing and outcomes of regulatory reviews or other regulatory actions related to RYTELO, including with respect to our MAA submission for RYTELO in the EU for lower-risk MDS;
•
the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•
the costs of manufacturing, developing, commercializing and marketing RYTELO, including with respect to third-party vendors and service providers and our ability to achieve any meaningful reduction in manufacturing costs;
•
the sales price for RYTELO;
•
the availability of coverage and adequate third-party reimbursement for RYTELO;
•
the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license RYTELO;
•
the extent to which we are able to enter into and conduct successful strategic partnerships, collaborations, alliances or licensing arrangements with third parties, including for the commercialization and marketing of RYTELO in certain regions outside of the U.S., if approved for commercialization;
•
the extent and scope of our selling, general and administrative expenses, including expenses associated with potential future litigation;
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

Until we can generate a sufficient amount of revenue from sales of RYTELO to finance our cash requirements, which we may never achieve, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, which may not be possible. Availability of such financing sources may be negatively impacted by any further delays in our clinical trials, regulatory developments, or the other risks described in this section.

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the final $25.0 million tranche under the Loan Agreement, which is subject to the approval by an investment committee comprised of Hercules and SVB; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

We cannot assure you that our existing capital resources, future interest income, future revenues from sales of RYTELO, potential future sales of our common stock, including under the 2023 Sales Agreement, will be sufficient to fund our operating plans. Moreover, while we did not hold cash deposits or securities at SVB, if other banks and financial institutions enter receivership, become insolvent or otherwise fail in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our cash, cash equivalents and marketable securities may be delayed or precluded, which could have a material adverse effect on our business, business prospects and financial position.

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

As of June 30, 2024, the total outstanding principal amount under the Loan Agreement was $80.0 million. The tranches for the remaining $45.0 million available to us under the Loan Agreement are as follows: (a) the first remaining tranche of $20.0 million is available until December 15, 2024; and (b) the second remaining tranche of $25.0 million is available through December 31, 2024, subject to approval by an investment committee comprised of Hercules and SVB. If we do not receive investment committee approval, we will not be eligible to draw funds under the second remaining tranche under the Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

In the event of default, Hercules and SVB could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our RYTELO development or commercialization efforts or grant to others rights to develop and market RYTELO. Hercules and SVB could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Related to Protecting Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for RYTELO, both in the U.S. and in other countries, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.

Protection of our proprietary technology is critically important to our business. Our success and the success of our commercialization and planned future development of RYTELO will depend on our ability to protect our technologies and RYTELO through patents and other intellectual property rights. Our success will depend in part on our ability to obtain, maintain, enforce, and extend our patents and maintain trade secrets, both in the U.S. and in other countries.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and in other countries. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing RYTELO or our technology and/or limit the duration of the patent protection for RYTELO and our technology. In the event that we are unsuccessful in obtaining, maintaining, enforcing and extending our patents and other intellectual property rights or having our licensors maintain the intellectual property rights we have licensed, the value of RYTELO and/or our technologies will be adversely affected, and we may not be able to further develop or commercialize RYTELO.

While we have method-of-use patents that protect the use of RYTELO for the treatment of certain diseases, this type of patent does not prevent a generic competitor from making and marketing a product that is identical to RYTELO for an indication that is outside the scope of our approved use after our composition-of-matter patents or their patent term extensions, and any regulatory exclusivities have expired. Moreover, even if competitors do not actively promote their product for our approved indications, physicians may prescribe or use these generic products “off-label,” which would result in decreased sales for us.

In addition to our patents covering RYTELO, we also expect to rely on regulatory exclusivity, including orphan drug exclusivity of up to 7 years in the U.S. and 10 years in the E.U. following approval, to protect our rights to commercialize RYTELO for its approved uses, but such regulatory exclusivity may be limited or withdrawn. See "Risks Related to Regulatory Approval of RYTELO -- Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects."

Loss or impairment of our intellectual property rights related to RYTELO might further delay or halt ongoing or potential future clinical trials of RYTELO and any applications for regulatory approval, and might further delay or preclude any future development or commercialization of RYTELO by us. Furthermore, such loss of intellectual property rights could impair our ability to exclude others from commercializing products similar or identical to RYTELO and therefore result in decreased sales for us. Occurrence of any of these events would materially and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The U.S. Patent and Trademark Office, or the Patent Office, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications. Failure to respond to official actions within prescribed time limits, and nonpayment of fees, for example, maintenance fees, renewal fees, and annuity fees could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the jurisdiction. In such an event, potential competitors might be able to enter the market with the same or similar products to RYTELO, and this circumstance could harm our financial condition, business and business prospects. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.

Patent terms may be inadequate to protect our competitive position on RYTELO for an adequate amount of time.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its first effective nonprovisional filing date. As a result, our intellectual property may not provide us with sufficient patent rights to exclude others from commercializing products similar or identical to RYTELO.

In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive a patent term extension of up to five years beyond its normal expiration. The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Only one U.S. patent may be eligible for patent term extension under the Hatch-Waxman Act. We have applied to the Patent Office for patent term extension of some of our patents. Once the Patent Office and the FDA determine the extension period for each proposed eligible patent, we will select the one patent to be extended. We expect to apply any patent term extension that is granted in the U.S. to our method of treatment patent for MDS and MF that expires on March 15, 2033. If such patent term extension is granted, we expect the term of the patent to extend through August 2037, although such timing is subject to approval by the Patent Office as part of its review of our application for patent term extension and could differ from our calculation. Currently, communication of patent term extension approval and the length of the granted extension period by the Patent Office may occur up to four years from filing of an application for patent term extension. Accordingly, we will decide on the specific patent to be extended only after such communication from the Patent Office.

Similar extensions are also available in certain countries and territories outside the U.S., such as in Japan, and in Europe as Supplementary Protection Certificates, or SPCs. However, we might not be granted a patent term extension at all because of failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the Patent Office in the U.S., and any equivalent regulatory authorities and patent offices in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request and could be less than five years. If we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. Moreover, in some countries, including the U.S., the scope of protection for claims under such patent term extensions, if any, does not extend to the full scope of the claims but is limited to the product composition as approved and, for a method of treatment patent, is limited to the approved indications. If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO, our financial results, business and business prospects would be materially and adversely affected, which might cause us to cease operations.

In Europe and other countries, our composition of matter patent coverage expires in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033. Our method of treatment patents may be eligible for patent term extension of up to five years under a Supplementary Protection Certificate, or SPC, permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, upon receipt of drug product approval, such as, for example, our method of treatment patent for MDS. In Europe, we have separate method of treatment patents covering MDS and MF, and a SPC may only be applied to one patent. Accordingly, in countries of the European Economic Area, or EEA, we must rely on regulatory exclusivity and our method of treatment patents.

If regulatory approval of RYTELO occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO, our financial results, business and business prospects would be materially and adversely affected, which might cause us to cease operations.

Also, there are regulations for the listing of patents in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Some of our patents have been listed in the Orange Book. Manufacturers of generic drugs may challenge the listing. If an appropriate patent covering RYTELO is not listed in the Orange Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of RYTELO. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

The validity, scope and enforceability of any patents listed in the Orange Book that cover RYTELO or its methods of use can be challenged by third parties and may not protect us from generic or innovator competition.

If a third party files an application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application (“ANDA”) under Section 505(j) to obtain permission to sell a generic version of RYTELO, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for RYTELO; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification that the new product will not infringe the Orange Book-listed patents for RYTELO, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.

Our issued U.S. patents covering RYTELO or its methods of use may not provide adequate protection from competitive products if competitors receive approval of an ANDA application or are able to design around the patents. One or more competitors may circumvent these patents by filing a marketing application with the FDA for a competitive product containing the active moiety in RYTELO and successfully challenging the validity of the patents or successfully designing around the patents. Any successful challenge and/or designing around one or more of the patents could result in a generic version of RYTELO being commercialized before the expiration of the patents.

If the patents covering RYTELO or its methods of use are successfully challenged or designed around, or if we are unsuccessful in enforcing our patents against generics, we could face competition prior to the expiration of these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time consuming and unsuccessful, and which could result in the invalidity or unenforceability of our patents covering RYTELO or its methods of use.

Competitors may infringe, misappropriate or otherwise violate our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful.

The initiation of a claim against a third party by us may also cause the third-party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or non-statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation.

In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such lawsuits will ultimately be resolved successfully. Further, even if we prevail, the infringer may file an appeal and the court judgment may be overturned and/or that an adverse decision may be issued by an appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives. Even if we establish infringement, we may not seek, or the court may decide not to grant, an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection for RYTELO, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, any adverse outcome could allow third parties to commercialize RYTELO and compete directly with us, without payment to us.

Furthermore, if we are engaged in intellectual property litigation, there would be public announcements of filings, briefings, hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these events to be negative, it could have an adverse effect on the price of our common shares.

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

Changes in U.S. or international patent law or interpretations of such patent laws could diminish the value of our patents in general, thereby impairing our ability to protect our technologies and RYTELO.

The patent positions of pharmaceutical and biopharmaceutical companies, including ours, are highly uncertain and involve complex legal and technical questions. In particular, legal principles for biotechnology and pharmaceutical patents in the U.S. and in other countries are evolving, and the extent to which we will be able to obtain patent coverage to protect our technologies and RYTELO, or enforce or defend issued patents, is uncertain.

The U.S. has enacted and implemented wide-ranging patent reform legislation, including the Leahy-Smith America Invents Act, or the AIA, signed into law on September 16, 2011. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on actions by Congress, the federal courts, and the Patent Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce our existing patents or patents that we may obtain in the future. Occurrence of these events and/or significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.

As a result of the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing a patent application that the persons or entities that we name as inventors or applicants in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions, or inventions that were developed by our former collaboration partner and assigned to us, for the future development, commercialization and manufacture of RYTELO. As a result, if we are not the first inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of RYTELO. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.

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

Filing, prosecuting, maintaining, defending and enforcing patents for RYTELO and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover RYTELO and our technologies.

We may not be able to protect our intellectual property rights in the U.S or worldwide and challenges to our owned or licensed patent rights would result in costly and time-consuming legal proceedings that could prevent or limit development or commercialization of RYTELO.

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

Under the AIA, interference proceedings between patent applications filed on or after March 16, 2013, have been replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions, such as inter partes review, or IPR, covered business method post-grant reviews and other post-grant reviews. This applies to all our U.S. patents and those we have licensed and may license from others, even those issued before March 16, 2013. A third party could attempt to use the Patent Office procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. In addition, the IPR process under the AIA permits any person, whether they are accused of infringing the patent at issue or not, such as entities associated with hedge funds, to challenge the validity of certain patents. Significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.

Certain jurisdictions, such as Europe, China, Japan, New Zealand and Australia, permit third parties to file oppositions or invalidation trials against granted patents or patents proposed to be granted. Because we seek to enable potential global commercialization of RYTELO, securing both proprietary protection and freedom to operate outside of the U.S. is important to our business.

Third party proceedings such as oppositions and invalidation trials require significant time and costs, and if we are unsuccessful or are unable to commit these types of resources to protect our RYTELO patent rights, we could lose our patent rights and we could be prevented or limited in the development and commercialization of RYTELO.

As more groups become engaged in scientific research and product development in the areas of telomerase biology and hematologic malignancies, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, IPRs, post-grant proceedings, oppositions, invalidation trials, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our ability to further develop or commercialize RYTELO, or could otherwise have a material adverse effect on our business, and might cause us to cease operations, by:

•
causing us to lose patent rights in the relevant jurisdiction(s);
•
subjecting us to litigation, or otherwise preventing us from commercializing RYTELO in the relevant jurisdiction(s);
•
requiring us to obtain licenses to the disputed patents;
•
forcing us to cease using the disputed technology; or
•
requiring us to develop or obtain alternative technologies.

We may be subject to infringement claims that are costly to defend, and such claims may limit our ability to use disputed technologies and prevent us from pursuing research, development, manufacturing or commercialization of RYTELO.

The commercial success of RYTELO will depend upon our ability to research, develop, manufacture, market and sell RYTELO without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and many pharmaceutical companies, including potential competitors, have substantial patent portfolios. Since we cannot be aware of all intellectual property rights potentially relating to RYTELO and its uses, we do not know with certainty that RYTELO, or the commercialization thereof, does not and will not infringe or otherwise violate any third party’s intellectual property. For example, we are aware that certain third parties have or may be prosecuting patents and patent estates that may relate to RYTELO, and while these patents have expired, or we believe that a reasonable court should find they are invalid and/or would not be infringed by the manufacture, use or sale of RYTELO, it is possible that the owner(s) of these patents will assert claims against us in the future.

In the event our technologies infringe the rights of others or require the use of discoveries and technologies controlled by third parties, we may be prevented from pursuing research, development, manufacturing or commercialization of RYTELO, or may be required to obtain unblocking licenses from such third parties, develop alternative non-infringing technologies, which we may not be able to do at an acceptable cost or on acceptable terms, or at all, or cease the commercialization and continued development of

RYTELO. If we are unable to resolve an infringement claim successfully, we could be subject to an injunction that would prevent us from commercializing RYTELO and could also require us to pay substantial damages.

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

We may become aware of discoveries and technologies controlled by third parties that are advantageous or necessary to further develop or manufacture RYTELO. Under such circumstances, we may initiate negotiations for licenses to other technologies as the need or opportunity arises. We may not be able to obtain a license to a technology required to pursue the research, development, manufacturing or commercialization of RYTELO on commercially favorable terms, or at all, or such licenses may be terminated on certain grounds, including as a result of our failure to comply with any material obligations under such licenses. If we do not obtain a necessary license or if such a license is terminated, we may need to redesign such technologies or obtain rights to alternative technologies, which may not be possible, and even if possible, could cause further delays in the development efforts for RYTELO and could increase the development and/or production costs of RYTELO. In cases where we are unable to license necessary technologies, we could be subject to litigation and prevented from pursuing research, development, manufacturing or commercialization of RYTELO, which would materially and adversely impact our business. Failure by us to obtain rights to alternative technologies or a license to any technology that may be required to pursue research, development, manufacturing or commercialization of RYTELO would further delay current and potential future clinical trials of RYTELO and any applications for regulatory approval, impair our ability to sell RYTELO, and therefore result in decreased sales of RYTELO for us. Occurrence of any of these events could materially and adversely affect our business and might cause us to cease operations.

We have a global trademark, RYTELO, for our product and failure to maintain such trademark could adversely affect our business.

We have a global trademark, RYTELO, which is the commercial trade name for imetelstat. During trademark registration proceedings, we may receive rejections or fail to maintain such registrations. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If our United States trademark application which forms the basis for our international registration, or IR, for our commercial trade name is refused, withdrawn, or abandoned within the first 5 years of our IR, we will lose our IR registrations which could adversely affect our business. We may be unable to maintain or enforce our current and future trademarks or trademark applications, and if we fail to satisfy the applicable regulatory requirements, we may not have enforceable trademark rights or registrations in such jurisdictions. Our product trademark, RYTELO, is approved by the FDA and the EMA.

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

Inventions discovered under research, material transfer or other collaboration agreements may become jointly owned by us and the other party to such agreements in some cases and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we are not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with our past or future collaborators, may impair our ability to obtain patent protection or protect proprietary information which could have a material adverse effect on our business, and might cause us to cease operations.

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

Risks Related to Managing Our Growth and Other Business Operations

We may be unable to successfully retain or recruit key personnel to support the commercialization and further development of RYTELO or to otherwise successfully manage our growth.

Our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS, and to continue to develop RYTELO in other myeloid hematologic malignancies depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we need to recruit, maintain, motivate and integrate additional personnel with expertise and experience in sales, marketing, market access, commercial operations, pricing, clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs, legal affairs, and compliance to enable us to further commercialize and further develop RYTELO.

We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions, and competition in our geographic regions is particularly intense. The substantial risks and uncertainties related to our commercialization and further development of RYTELO, and the risks and uncertainties regarding our future business viability could have an adverse impact on our ability to retain and recruit qualified personnel. We may also face higher than expected personnel costs in order to attract new personnel due to shortages in qualified applicants, or to maintain our current management and personnel due to the increased number of opportunities in the biotechnology sector. If we are unable to successfully retain, motivate and incentivize our existing personnel, or to attract, assimilate and retain other highly qualified personnel in the future on acceptable terms, our ability to commercialize and further develop RYTELO will be impaired, and our business and the price of our common stock would be adversely impacted.

In addition, our personnel are currently performing their duties in multiple jurisdictions, and if we are unable or fail to comply with employment, tax, benefits and other laws in such jurisdictions, we may face penalties, fines or litigation.

Our future financial performance and our ability to develop, manufacture and commercialize RYTELO depends, in part, on our ability to effectively manage any future growth. Our management may have to divert financial and other resources, as well as devote a substantial amount of time, to managing growth activities, such as enhancing operational, financial and management processes and systems. If we do not effectively manage the expansion of our operations, we could experience weaknesses in our infrastructure and ability to comply with applicable legal and regulatory requirements and regulations, operational mistakes or shortcomings, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

If we seek to establish potential future collaborative arrangements for RYTELO, we may be unable to establish such collaborative arrangements on acceptable terms, or at all, and may have to delay, alter or abandon commercialization or further development of RYTELO.

We intend to develop RYTELO broadly for hematologic malignancies, and to commercialize, market and sell RYTELO in the U.S. for lower-risk MDS and potentially in the EU for the same indication. We may seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of RYTELO, especially in the EU and other regions outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by delays in marketing approvals of RYTELO in lower-risk MDS in the EU and in reporting results from IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for RYTELO. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

If we are unable to negotiate collaborative arrangements, we may have to:

•
delay or curtail the additional development of RYTELO;
•
delay or abandon the commercialization of RYTELO outside of the U.S.;
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
•
natural disasters, political and economic instability, including terrorism and civil and political unrest, outbreak of health epidemics, and the resulting global economic and social impacts; and
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.

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

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against claims such as product liability or personal injury claims arising from our commercialization of RYTELO, claims related to clinical trial conduct, or claims related to data protection.

Our business exposes us to potential product liability and other risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. We may become subject to product liability or personal injury claims related to the commercialization of RYTELO, or claims related to clinical trial conduct, including if the use of RYTELO is alleged to have injured patients, such as injuries alleged to arise from any hepatotoxicity or hemorrhagic event associated with the use of RYTELO. We currently have product liability and clinical trial liability insurance that we believe is adequate, but we may experience losses in excess of our coverage or that are not covered by our insurance, and we may not be able to maintain this type of insurance for the commercialization of RYTELO, or any of our current or potential future clinical trials of RYTELO. In addition, this type of insurance may become too expensive for us to afford because of the highly risky and uncertain nature of commercialization of RYTELO, clinical trials generally and the high cost of insurance for our business activities. We may be unable to obtain or maintain clinical trial insurance in all of the jurisdictions where we conduct current or potential future clinical trials. In addition, business liability, product liability and cybersecurity insurance are becoming increasingly expensive, particularly for biotechnology and pharmaceutical companies, and the pool of insurers offering insurance coverage to biotechnology and pharmaceutical companies generally is becoming smaller, making it more difficult to obtain insurance for our business activities at a reasonable price, or at all. Being unable to obtain or maintain product liability, clinical trial liability, cybersecurity or other insurance for our business activities in the future on acceptable terms or with adequate coverage against potential liabilities would have a material adverse effect on our business, and could cause us to limit or cease our commercialization and further development of RYTELO.

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

Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. In 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed. The other two lawsuits, filed in the U.S. District Court for the Northern District of California, were consolidated by the Court. In September 2022, the parties agreed to a settlement and entered into a Stipulation and Agreement of Settlement, which was subject to court approval. The Court granted final approval of the settlement in September 2023 and final judgment was entered in October 2023. In 2020 and 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our then current officers and certain of our then current and former members of our board. In May 2023, the Delaware Court of Chancery approved a settlement of the derivative case pending before it, and the case was dismissed with prejudice. Subsequently, each of the remaining derivative cases were dismissed with prejudice.

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

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. Our commercial launch of RYTELO may result in product or personal injury disputes, or other disputes with health care providers, patients or other third parties as a result of our commercialization efforts. We may experience employment-related disputes. We may become involved in performance or other disputes with the CROs we have retained to support our clinical development activities, or with other third parties such as service providers, vendors, manufacturers, suppliers or consultants. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.

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

RISKS RELATED TO INFORMATION TECHNOLOGY SYSTEMS, DATA SECURITY AND DATA PRIVACY

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

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

Our information technology systems, including in our remote work environment, and those of the third parties upon which we rely, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, "hacktivist," organized criminal threats actors, or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and the services provided to us. For example, in February 2024, a service provider that processes clinical trial data experienced a security incident that resulted in certain of the service provider’s information systems being unavailable for a limited period of time. Based on the service provider’s forensic investigation findings that were shared with us, we believe that this incident did not have a material impact on us, our clinical trials or clinical trial participants. As another example, in March 2024, we learned about another security incident, involving another service provider, that processes personnel data for our limited number of UK personnel and directors of Geron UK Ltd. Following the service provider’s forensic investigation, the service provider informed us that it did not determine the specific data involved or the incident’s impact. While we believe that this incident did not have a material impact on us, out of an abundance of caution, we submitted a notification to the UK Information Commissioner’s Office and notified potentially affected personnel and directors of the incident. Any of these or similar incidents or threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such security incidents could be significant, including potentially requiring us to modify our business, and while we have implemented security measures, policies and procedures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be fully implemented, complied with or successful in protecting our systems and information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Unremediated high risk or critical vulnerabilities pose material risks to our business.

If we or third parties upon which we rely experience or are perceived to have experienced a breach, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), interruptions in our operations, including disruption of our commercialization and development efforts, interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data), reputational harm, litigation (including class action claims), indemnification obligations, negative publicity, financial loss, and other harms. In addition, such a breach may require public notification of the breach. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

If we fail to successfully implement or upgrade our enterprise resource planning and other information systems, our business and results of operation could be adversely impacted.

We periodically implement or upgrade new or enhanced enterprise resource planning, or ERP, and other business systems in order to better manage our business operations. Implementation or upgrade of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement ERP and other information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and we may experience operational difficulties and challenges in effectively managing our business, all of which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.

For example, we are currently in the process of implementing new ERP and other information systems to help us manage our operations and financial reporting. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Costs and risks inherent in this transition may include disruptions to business continuity, administrative and technical problems, interruptions or delays in sales, expenditure overruns, delays in paying our suppliers and employees, and data migration issues. If we do not properly address or mitigate these issues, this could result in increased costs and diversion of resources, negatively impacting our operating results and ability to effectively manage our business. Additionally, if we do not effectively implement the ERP system as planned, or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.

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

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU’s General Data Protection Regulation (GDPR) (EU) 2016/679, or the EU GDPR, imposes strict requirements on the processing of personal data. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines in the event of violations.

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

It is possible that, in the future, we may fail or be perceived to have failed to comply with applicable data privacy and security obligations. Moreover, despite our best compliance efforts, we may not be successful in achieving compliance if our personnel or third parties whom we rely on fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including: interruptions or stoppages in our business operations including, as relevant, clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to continue to develop or commercialize RYTELO; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.

Historically, our stock price has been extremely volatile. Between July 1, 2014 and June 30, 2024, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between July 1, 2023 and June 30, 2024, the price has ranged between a high of $5.09 per share and a low of $1.74 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

•
the level of RYTELO sales in the U.S.;
•
announcements regarding regulatory approval or non-approval of RYTELO in any other jurisdictions or indications, or specific label indications for RYTELO; or restrictions, warnings or limitations in its use;
•
announcements regarding the further research and development of RYTELO, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current or potential future clinical trials, for any reason, or our inability, for any reason, to successfully continue the development of RYTELO;
•
our ability to obtain additional capital when needed to further advance our development program;
•
changes in laws or regulations applicable to RYTELO, including laws or regulations concerning the commercialization of RTYELO or clinical trial requirements for approval or other regulatory developments related to RYTELO;
•
announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•
adverse developments concerning our manufacturers, including our inability to obtain adequate product supply for RYTELO or inability to do so at acceptable prices;
•
the size and growth of the market opportunity for RYTELO in its currently approved and any potential future approved indications;
•
disputes or other developments relating to RYTELO proprietary rights, including patents, litigation matters and our ability to obtain, enforce and defend patent protection for our technologies;
•
the terms and timing of any future collaboration agreements for the further development and commercialization of RYTELO that we may establish;
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
•
sales of stock by our officers and directors;
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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops, including in connection with our commercialization of RYTELO. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Moreover, we are currently in the process of implementing new ERP and other information systems to help us manage our operations and financial reporting. However, there is an increased risk that changing controls may be ineffective during the implementation and this ERP system may place additional burdens on employees to learn and adapt our processes to effectively operate under the ERP system. If the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted. Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 8, 2024.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 8, 2024.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 8, 2024.*
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 8, 2024.*
101

The following materials from the Registrant’s June 30, 2024 Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: August 8, 2024	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)