Form 10-Q
period 2024-09-30
GERON CORP
filed 2024-11-07
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 4, 2024:
Common Stock, $0.001 par value	604,501,016 shares

GERON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$60,344	$70,023
Restricted cash	1,854	1,115
Marketable securities	279,430	263,676
Accounts receivable, net	28,007	—
Interest and other receivables	2,082	1,655
Inventory	20,283	—
Prepaid expenses and other current assets	6,057	4,879
Total current assets	398,057	341,348
Noncurrent marketable securities	37,312	43,298
Property and equipment, net	1,595	1,177
Operating leases, right-of-use assets	3,055	3,556
Deposits and other assets	4,931	4,697
	$444,950	$394,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,734	$6,161
Accrued compensation and benefits	15,180	13,759
Operating lease liabilities	968	949
Debt	71,562	46,893
Accrued liabilities	36,489	40,308
Total current liabilities	137,933	108,070
Noncurrent operating lease liabilities	2,458	3,006
Noncurrent debt	12,275	35,051
Commitments and contingencies
Stockholders' equity:
Common stock	603	545
Additional paid-in capital	2,037,653	1,844,988
Accumulated deficit	(1,746,989)	(1,597,769)
Accumulated other comprehensive loss	1,017	185
Total stockholders' equity	292,284	247,949
	$444,950	$394,076

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	28,209	—	28,989	—
Royalties	62	164	468	214
Total revenues	$28,271	$164	$29,457	$214
Operating expenses:
Cost of goods sold	456	—	473	—
Research and development	20,153	29,426	80,305	92,135
Selling, general and administrative	35,877	18,350	102,361	47,734
Total operating expenses	56,486	47,776	183,139	139,869
Loss from operations	(28,215)	(47,612)	(153,682)	(139,655)
Interest income	4,877	4,965	14,448	13,556
Interest expense	(3,046)	(2,066)	(9,798)	(5,991)
Other income and (expense), net	(63)	(92)	(188)	(64)
Net loss	$(26,447)	$(44,805)	$(149,220)	$(132,154)

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.23)	$(0.23)

Shares used in computing basic and diluted net loss per share	662,158,182	579,508,305	639,933,612	562,445,577

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Net loss	$(26,447)	$(44,805)	$(149,220)	$(132,154)
Net unrealized gain/(loss) on marketable securities	1,507	(11)	816	(722)
Foreign currency translation adjustments	48	6	17	(9)
Comprehensive loss	$(24,892)	$(44,810)	$(148,387)	$(132,885)

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive loss	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuances of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuances of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Issuances of common stock under equity plans	4,211,493	4	6,745	—	—	6,749
Stock-based compensation related to issuances of common stock and options for services	2,462	—	92	—	—	92
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868
Net loss	—	—	—	(67,383)	—	(67,383)
Other comprehensive loss	—	—	—	—	(243)	(243)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Offering expenses	—	—	(271)	—	—	(271)
Issuances of common stock in connection with exercise of warrants	281,211	—	365	—	—	365
Stock-based compensation related to issuances of common stock and options in exchange for services	1,916	1	15	—	—	16
Issuances of common stock under equity plans	9,400,121	9	16,364	—	—	16,373
Stock-based compensation for equity-based awards to employees and directors	—	—	12,625	—	—	12,625
Employee stock purchases	201,052	—	366	—	—	366
Balance at June 30, 2024	601,048,108	$601	$2,027,173	$(1,720,542)	$(537)	$306,695
Net loss	—	—	—	(26,447)	—	(26,447)
Other comprehensive income	—	—	—	—	1,507	1,507
Foreign currency translation adjustment	—	—	—	—	47	47
Issuance of common stock in connection with exercise of warrants	3,080	—	4	—	—	4
Stock-based compensation related to issuance of common stock and options in exchange for services	1,767	—	14	—	—	14
Issuance of common stock under equity plans	2,049,118	2	3,572	—	—	3,574
Stock-based compensation for equity-based awards to employees and directors	—	—	6,890	—	—	6,890
Balance at September 30, 2024	603,102,073	$603	$2,037,653	$(1,746,989)	$1,017	$292,284

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	$79,998
Net loss	—	—	—	(38,122)	—	(38,122)
Other comprehensive income	—	—	—	—	75	75
Foreign currency translation adjustment	—	—	—	—	(16)	(16)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	44,983,193	45	59,790	—	—	59,835
Stock-based compensation related to issuance of common stock and options in exchange for services	9,360	1	111	—	—	112
Issuance of common stock under equity plans	5,469,028	5	7,870	—	—	7,875
Stock-based compensation for equity-based awards to employees and directors	—	—	2,961	—	—	2,961
Balance at March 31, 2023	508,731,846	$509	$1,777,470	$(1,451,764)	$(160)	$326,055
Net loss	—	—	—	(49,227)	—	(49,227)
Other comprehensive loss	—	—	—	—	(786)	(786)
Foreign currency translation adjustment	—	—	—	—	1	1
Issuance of common stock in connection with exercise of warrants	12,842,857	13	17,754	—	—	17,767
Stock-based compensation related to issuances of common stock and options in exchange for services	6,327	—	99	—	—	99
Issuance of common stock under equity plans	361,074	—	573	—	—	573
Stock-based compensation for equity-based awards to employees and directors	—	—	3,945	—	—	3,945
Balance at June 30, 2023	521,942,104	$522	$1,799,841	$(1,500,991)	$(945)	$298,427
Net loss	—	—	—	(44,805)	—	(44,805)
Other comprehensive loss	—	—	—	—	(11)	(11)
Foreign currency translation adjustment	—	—	—	—	6	6
Stock-based compensation related to issuance of common stock and options in exchange for services	19,523,808	19	28,290	—	—	28,309
Issuance of common stock in connection with exercise of warrants	9,581	—	440			440
Issuances of common stock under equity plans	1,004,173	1	1,043	—	—	1,044
Stock-based compensation for equity-based awards to employees and directors	—	—	7,204	—	—	7,204
Balance at September 30, 2023	542,479,666	$542	$1,836,818	$(1,545,796)	$(950)	$290,614

See accompanying notes.

GERON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(149,220)	$(132,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	328
Accretion and amortization on investments, net	(7,281)	(8,335)
Amortization of debt issuance costs/debt discounts	1,894	742
Stock-based compensation for services by non-employees	122	650
Stock-based compensation for employees and directors	24,392	14,110
Amortization of right-of-use assets	501	464
Changes in assets and liabilities:
Inventory	(20,283)	—
Accounts receivable, net	(28,007)	—
Prepaid expenses, interest receivable and other assets	(1,842)	(13,694)
Current and noncurrent liabilities	4,647	11,084
Net cash used in operating activities	(174,673)	(126,805)

Cash flows from investing activities:
Purchases of property and equipment	(821)	(766)
Purchases of marketable securities	(292,141)	(459,727)
Proceeds from maturities of marketable securities	290,469	232,602
Net cash used in investing activities	(2,493)	(227,891)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	26,696	9,492
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	140,729	213,337
Proceeds from exercise of warrants	418	105,912
Proceeds from employee stock purchase plan	366	—
Net cash provided by financing activities	168,209	328,741
Effect of exchange rates on cash, cash equivalents and restricted cash	17	(9)
Net increase in cash, cash equivalents and restricted cash	(8,940)	(25,964)
Cash, cash equivalents and restricted cash at the beginning of the period	71,138	57,209
Cash, cash equivalents and restricted cash at the end of the period	$62,198	$31,245

See accompanying notes.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date.

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

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock. These pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share each, and as of September 30, 2024, none of these pre-funded warrants have been exercised. These pre-funded warrants, which represent an aggregate of 59,433,145 shares of common stock, have been included in the computation of basic net loss per share, since their exercise price is negligible and they may be exercised at any time.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2024 and 2023, the diluted net loss per share calculation excludes potential dilutive securities of 76,588,779 and 77,651,673, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. The payment terms on our trade receivables are relatively short. As a result, our collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining lives of the accounts receivable for outstanding trade receivables that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was not material as of September 30, 2024, nor were the changes to the allowance during any of the periods presented.

Inventory

Inventory is recorded at the lower of cost or net realized value, with cost determined under the weighted average method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, salaries, wages and stock-based compensation for personnel involved in the manufacturing process, and indirect overhead costs. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. If obsolete, slow moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, we record a write-down to net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. Prior to regulatory approval, we expensed costs associated with the manufacture of a product candidate to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. Since we consider attaining regulatory approval of a product candidate to be highly uncertain and difficult to predict, we expect only in rare instances that pre-launch inventory will be capitalized, if at all.

We began capitalizing inventory related to RYTELO in the quarter ended June 30, 2024, as we received approval of RYTELO on June 6, 2024, and the related costs were expected to be recoverable through the commercialization of RYTELO.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. For the three and nine months ended September 30, 2024, other than packaging costs, substantially all of our RYTELO inventory sold had a zero-cost basis as it was recorded as research and development expenses prior to the FDA’s approval.

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

We classify our marketable debt securities as available for sale. We record available-for-sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our condensed consolidated statements of operations. See Note 4 on Fair Value Measurements.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options and employee stock purchases for the three and nine months ended September 30, 2024 and 2023, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$1,904	$2,951	$7,960	$5,847
Selling, general and administrative	4,986	4,253	16,432	8,263
Total stock-based compensation expense	$6,890	$7,204	$24,392	$14,110

Stock-based compensation of $0.3 million and $0.4 million was capitalized to inventory for the three and nine months ended September 30, 2024, respectively.

As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have recognized stock-based compensation expense for the achievement of a milestone achieved upon FDA approval of RYTELO on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

Stock Options

We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the nine months ended September 30, 2024 and 2023 has been estimated at the date of grant using the Black- Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	82.94% to 86.68%	81.53% to 82.12%
Risk-free interest rate range	3.53% to 4.62%	3.42% to 4.62%
Expected term	6 years	6 years

Employee Stock Purchase Plan

The fair value of employees’ stock purchase rights during the nine months ended September 30, 2024 and 2023 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility range	72.08% to 119%	79.05% to 83.22%
Risk-free interest rate range	4.79% to 5.37%	4.73% to 5.40%
Expected term range	6 months to 12 months	6 months to 12 months

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

SEPTEMBER 30, 2024

(UNAUDITED)

Non-Employee Stock-Based Awards

We measure share-based payments to non-employees based on the grant-date fair value of the equity awards. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our condensed consolidated statements of operations.

Segment Information

Our executive management team represents our chief decision maker. We view our operations as a single segment, the development and commercialization of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment.

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

2. REVENUE RECOGNITON

Net Product Revenue

To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(in thousands)	(in thousands)
Gross product revenue	$32,657	$33,547
Gross-to-net adjustments:
Chargebacks and distributor service fees	(4,002)	(4,099)
Government rebates	(364)	(375)
Sales returns and allowances	(82)	(84)
Total gross-to-net adjustments (1)	$(4,448)	$(4,558)
Net product revenue	$28,209	$28,989

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

(1)
As of September 30, 2024 approximately $1.4 million of estimated gross-to-net accruals have been recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets.

3. INVENTORY

All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of September 30, 2024 (in thousands):

As of September 30, 2024
(in thousands)
Raw materials	$5,871
Work-in-process	13,544
Finished goods	868
Total inventory	$20,283

4. FAIR VALUE MEASUREMENTS

Cash Equivalents and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at September 30, 2024 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$31,854	$—	$—	$31,854
Commercial paper	4,970	2	—	$4,972
	$36,824	$2	$—	$36,826

Restricted cash:
Money market fund	$1,581	$—	$—	$1,581
Certificate of deposit	273	—	—	273
	$1,854	$—	$—	$1,854

Marketable securities:
U.S. Treasury securities (due in less than one year)	$35,481	$56	$—	$35,537
Government-sponsored enterprise securities (due in less than one year)	19,680	27	—	19,707
Government-sponsored enterprise securities (due in one to two years)	5,000	—	—	5,000
Commercial paper (due in less than one year)	135,717	327	(1)	136,043
Corporate notes (due in less than one year)	87,816	327	(2)	88,141
Corporate notes (due in one to two years)	32,042	273	(1)	32,314
	$315,736	$1,010	$(4)	$316,742

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2024 and December 31, 2023 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of September 30, 2024:
Commercial paper (due in less than one year)	$10,929	$—	$—	$—	$10,929	$—
Corporate notes (due in less than one year)	—	—	1,986	(2)	1,986	(2)
Corporate notes (due in one to two years)	1,913	(2)	—	—	1,913	(2)
	$12,842	$(2)	$1,986	$(2)	$14,828	$(4)

As of December 31, 2023:
Government-sponsored enterprise securities (due in less than one year)	$69,377	$(92)	$—	$—	$69,377	(92)
Commercial paper (due in less than one year)	58,622	(33)	—	—	58,622	(33)
Corporate notes (due in less than one year)	34,567	(63)	—	—	34,567	(63)
Corporate notes (due in one to two years)	3,952	(23)	—	—	3,952	(23)
	$166,518	$(211)	$—	$—	$166,518	$(211)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2024 and December 31, 2023 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and nine months ended September 30, 2024 and 2023 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

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

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2024:
Money market funds(1)(2)	$33,435	$—	$—	$33,435
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)	—	35,536	—	35,536
Government-sponsored enterprise securities(3)(4)	—	24,707	—	24,707
Commercial paper(3)	—	141,015	—	141,015
Corporate notes(3)(4)	—	120,454	—	120,454
Total	$33,708	$321,712	$—	$355,420
As of December 31, 2023:
Money market funds(1)(2)	$17,658	$—	$—	$17,658
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)(4)	—	29,742	—	29,742
Government-sponsored enterprise securities(3)(4)	—	99,872	—	99,872
Commercial paper(3)	—	102,268	—	102,268
Corporate notes(3)(4)	—	75,092	—	75,092
Total	$17,930	$306,974	$—	$324,904

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)
Included in restricted cash on our condensed consolidated balance sheets.
(3)
Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2024	2023
CRO and clinical trial costs	$19,392	$23,541
Manufacturing activities	12,326	14,629
Professional legal and accounting fees	751	556
Interest payable	853	768
Other	3,167	814
	$36,489	$40,308

6. DEBT

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB, entered into a term loan facility, or the Original Loan Agreement, consisting of up to $75.0 million aggregate principal amount available to us, as amended in August 2021. On June 30, 2022, or the Effective Date, we entered into a second amendment to the Original Loan Agreement, or as amended, the Hercules Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million, with such principal being

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

available in a series of tranches, subject to certain terms and conditions. On December 14, 2023, we entered into a third amendment to the Hercules Loan Agreement. As of September 30, 2024, a total of $80.0 million had been drawn under the Hercules Loan Agreement.

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

Under the third amendment, the aggregate principal amount drawn down and remaining available to us under the Hercules Loan Agreement remained at $125.0 million at September 30, 2024, with such principal available in a series of tranches, subject to certain terms and conditions. The third amendment also provided that (i) the fourth tranche of the Hercules Loan Agreement was increased from $10.0 million to $30.0 million, (ii) the commitment period for the fifth tranche of the Hercules Loan Agreement of $20.0 million, which was made available due to achievement of a regulatory milestone and satisfaction of certain capitalization requirements and was extended through December 15, 2024, (iii) the variable annual interest rate on the outstanding loans was decreased to the greater of: (x) 9.0%, or (y) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0%; and (iv) the interest only period of the Hercules Loan Agreement was extended from June 30, 2024 through December 31, 2024, due to regulatory approval of RYTELO and satisfaction of certain financial and capitalization requirements. In connection with the third amendment, on the third amendment effective date, we borrowed and received the entire fourth tranche of the Hercules Loan Agreement in the amount of $30.0 million. After giving effect to such borrowing, the outstanding principal amount under the Hercules Loan Agreement was $80.0 million at September 30, 2024. On the effective date of the third amendment, we paid $300,000 as a facility charge that we recognized as a debt discount and are amortizing such cost to interest expense over the life of the loan using the effective interest rate method. Additional facility charges applied to future drawdowns will be treated similarly. We also incurred legal fees in connection with the third amendment, which we recognize as debt issuance costs and amortize such cost to interest expense over the life of the loan using the effective interest rate method. The third amendment of the Hercules Loan Agreement was not substantially different as compared to the Original Loan Agreement, and accordingly, we treated the amendment as a modification of the debt in accordance with ASC 470. On September 15, 2023, the third tranche of $20.0 million of the Hercules Loan Agreement expired and was no longer available for us, but was added to the fourth tranche as part of the third amendment to the Hercules Loan Agreement.

Under the Hercules Loan Agreement as amended, the Hercules Loan Agreement matures on October 1, 2025, or the Loan Maturity Date, which was extended from April 1, 2025 upon regulatory approval of RYTELO. The Hercules Loan Agreement bears interest at a floating rate per annum equal to the greater of either (i) 9.0% or (ii) the sum of (A) the Prime Rate (as reported in The Wall Street Journal) minus 4.5%, plus (B) 9.0% (12.5% as of September 30, 2024). The interest only period of the Hercules Loan Agreement was extended from June 30, 2024 through December 31, 2024. due to regulatory approval of RYTELO and satisfaction of certain financial and capitalization requirements. Following the expiration of the interest-only period, we are required to repay the Hercules Loan Agreement in equal monthly amortization payments of principal and interest until the Loan Maturity Date. Upon full repayment of the Hercules Loan Agreement, we are also obligated to pay an end of term charge in an amount equal to 6.55% of the amount of the Hercules Loan Agreement actually borrowed. Such end of term charge is being accrued to interest expense over the term of the Loan Agreement using the effective interest rate method. At our option, upon at least seven business days’ prior written notice to Hercules, we are able to prepay all or any portion greater than or equal to $5.0 million of the outstanding loan by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest. There was no prepayment charge for prepayments of drawdowns under Tranche 1 or Tranche 2. Prepayments of drawdowns under Tranche 3, Tranche 4, Tranche 5 or Tranche 6 are subject to a prepayment charge of 1.5% of the prepayment amount, if the prepayment is made prior to June 30, 2025. Thereafter, any prepayment of Tranche 3, Tranche 4, Tranche 5 or Tranche 6 is not subject to a prepayment charge. We were in compliance with the covenants under the Hercules Loan Agreement as of September 30, 2024.

As of September 30, 2024, the net carrying value of the debt under the Hercules Loan Agreement was $83.8 million, which includes the principal amount of $80.0 million less net unamortized debt discounts and issuance costs of $258,000 plus accrued end of term charge of $4.1 million. The carrying value of the debt approximates the fair value as of September 30, 2024. The debt discounts and debt issuance costs are being amortized to interest expense over the life of the outstanding loan amounts using the effective interest rate method.

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2024 (in thousands):

Remainder of 2024	$2,548
2025	89,955
Total	92,503
Less: amount representing interest	(7,263)
Less: unamortized debt discount and issuance costs	(258)
Less: unaccrued end of term charge	(1,145)
Less: current portion of debt	(71,562)
Noncurrent portion of debt	$12,275

Subsequent to September 30, 2024, all obligations outstanding under the Hercules Loan Agreement, amounting to $86.5 million, were repaid in full by us in connection with our entry into and funding under a new loan agreement, with BioPharma Credit PLC and the lenders party thereto. See Note 9 on Subsequent Events in Notes to Condensed Consolidated Financial Statements of this Report for additional information.

7. CONTINGENCIES AND UNCERTAINTIES

Legal Proceedings

We are not currently a party to any material pending legal proceedings. From time to time, we may and have previously been involved in legal proceedings arising in the ordinary course of business, including potential securities lawsuits. Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense of any additional lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. Expenses associated with any potential future lawsuits could be material to our consolidated financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail. We have not established any reserve for any potential liability relating to any potential future lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages.

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

Severance Plan

We have adopted two severance plans that apply to all of our employees who are not subject to performance improvement plans, one plan covering employees above the Vice President level, i.e., executives, and all other employees hired before January 1, 2022, and the other plan covering all non-executive employees hired on or after January 1, 2022. The severance plans provide for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the severance plans, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the plans, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the severance plans, a Non‑Change of Control Triggering Event and Separation

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

from Service is defined as an event where an employee is terminated by us without cause. Severance payments range from three to 18 months of base salary in connection with a Change of Control Triggering Event or from six weeks to 12 months of base salary in connection with a Non-Change of Control Triggering Event, as well as a pro-rata portion of the employee’s annual target bonus, depending on the employee’s position with us, payable in a lump sum payment, and monthly COBRA payments for the severance period. The severance plans also provide that they shall not supersede the provisions of any individual employment agreements entered into between us and our employees, and that the employees with such agreements will be entitled to whichever benefits are greater under the severance plan or their employment agreement. A copy of the severance plan covering our executive officers is filed as an exhibit to the 2023 Form 10-K. As of September 30, 2024, all our executive officers have employment agreements with severance provisions and will receive the greater severance benefits of their agreements or those in the severance plan applicable to them.

Purchase Commitments

We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $62.4 million in the aggregate as of September 30, 2024. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.

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

8. STOCKHOLDERS’ EQUITY

Registered Offering

On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2024 pre-funded warrant is exercised in full. As of September 30, 2024, none of the 2024 pre-funded warrant has been exercised. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant.

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

Warrant Exercises

In the first quarter of 2024, warrants to purchase 37,640 shares of our common stock were exercised for net cash proceeds of approximately $49,000. In the second quarter of 2024, warrants to purchase 281,211 shares of our common stock were exercised for net cash proceeds of approximately $365,000. In the third quarter of 2024, warrants to purchase 3,080 shares of our common stock were exercised for net cash proceeds of approximately $4,000. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020. As of September 30, 2024, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 59,433,145 shares of our common stock, which have no expiration date; and

GERON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

•
stock purchase warrants with an exercise price of $1.30 per share to purchase 2,152,570 shares of our common stock related to the public offering of our common stock in May 2020, which expire on December 31, 2025.

9. SUBSEQUENT EVENTS

Pharmakon Loan Agreement

On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche A Loan, which was funded on November 1, 2024, or the Tranche A Closing Date; (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million, or the Tranche B Loan, which is available, subject to certain limited conditions, at our option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million, or the Tranche C Loan, and together with the Tranche A Loan and the Tranche B Loan, collectively, the Term Loans, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone. The Tranche B Loan and the Tranche C Loan, once available, may be requested on or prior to December 31, 2025. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed ($86.5 million) under the Hercules Loan Agreement, which was terminated effective November 1, 2024. The remaining proceeds will be used to fund our general corporate and working capital requirements.

The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. Interest is due and payable quarterly on the last day of each quarter with the first payment due on December 31, 2024. The Pharmakon Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan.

We may elect to prepay the Term Loans in part or in whole prior to the Maturity Date with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to the 3rd anniversary of the funding date of the applicable Term Loan, 2% if made on or after the 3rd anniversary of the funding date of the applicable Term Loan but prior to the 4th anniversary of the funding date of the applicable Term Loan, and 1% if made on or after the 4th anniversary of the funding date of the applicable Term Loan but prior to the Maturity Date. In addition to the prepayment premium, prepayments of any Term Loan prior to the 2nd anniversary of the funding date of such Term Loan are subject to a makewhole amount equal to the sum of all interest that would have accrued through such 2nd anniversary.

Our obligations under the Pharmakon Loan Agreement are secured by substantially all of our assets, including our intellectual property. Certain of our subsidiaries may, from time to time after the Tranche A Closing Date, be required to guarantee our obligations under the Pharmakon Loan Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.

The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable makewhole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated.

Termination of the Hercules Loan Agreement

All obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated and all liens on our assets in granted in connection with the Hercules Loan Agreement were released. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the Hercules Loan Agreement.

Royalty Pharma Revenue Participation Right Purchase Agreement

On November 1, 2024, we entered into a revenue participation right purchase and sale agreement, or the Royalty Pharma Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma.

Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive tiered revenue interest payments with respect to annual U.S. net sales, or Annual Net Sales, of RYTELO beginning on July 1, 2024, ranging from: (i) 7.75% of Annual Net Sales up to $500.0 million; (ii) 3.0% of Annual Net Sales in excess of $500.0 million but less than or equal to $1.0 billion; and (iii) 1.0% in respect of Annual Net Sales in excess of $1.0 billion, or the Revenue Interest Payments. The Revenue Interest Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Revenue Interest Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. Our revenue payment obligations under the Royalty Pharma Agreement may be discharged in connection with a change of control of the Company in an amount equal to 1.65 times the Purchase Price minus the aggregate Revenue Interest Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs on or prior to December 31, 2027, or in an amount equal to 2.0 times the Purchase Price minus the aggregate Revenue Interest Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs after December 31, 2027. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron.

The Royalty Pharma Agreement contains customary representations, warranties and indemnities of the Company and Royalty Pharma and customary covenants relating to the Revenue Interest Payments.

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

On June 6, 2024, the U.S. Food and Drug Administration (FDA) approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs. In September 2023, we submitted a marketing authorization application, or MAA, in the European Union, or EU, that was validated for review by the European Medicines Agency, or EMA, for RYTELO for the same proposed indication as in the U.S. We expect review of the MAA by the Committee for Medicinal Products for Human Use, or CHMP, could be completed in late 2024 or early 2025, with a potential approval decision by the European Commission in the first half of 2025. We are continuing to prepare for the potential launch of RYTELO in the EU and subject to regulatory approval, are planning to commercialize RYTELO in select EU markets commencing in 2026.

Our regulatory approval in the U.S. for lower-risk MDS and our EMA submission are each based on positive data from the IMerge Phase 3 clinical trial. The trial met its primary endpoint of ≥ 8-week red blood cell transfusion independence rate and a key secondary endpoint of ≥ 24-week red blood cell transfusion independence rate, demonstrating highly statistically significant (i.e., p<0.001 for both) and clinically meaningful benefits with imetelstat treatment versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key MDS patient subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high (4-6 RBC units/8 weeks) and very high baseline transfusion burden (>6 RBC units/8 weeks); and patients classified as Low or Intermediate-1 risk according to the International Prognostic Scoring System, or IPSS. The most common Grade 3/4 adverse reactions were neutropenia (72%) and thrombocytopenia (65%), which lasted a median duration of less than two weeks, and in more than 80% of patients were resolved to Grade <2 in under four weeks.

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

Recent Developments

On October 3, 2024, the U.S. Centers for Medicare & Medicaid Services assigned a permanent and product-specific J-code (J0870) for RYTELO, which will become effective on January 1, 2025. J-codes are permanent reimbursement codes used by government payers and commercial insurers to facilitate billing of Medicare Part B treatments, which must be administered by a healthcare professional.

On November 1, 2024, we entered into the Pharmakon Loan Agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility to us in an aggregate principal amount of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million, which was funded on November 1, 2024; (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million, which is available, subject to certain limited conditions, at our option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone. The Tranche B Loan and the Tranche C Loan, once available, may be requested on or prior to December 31, 2025. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed ($86.5 million) under the Hercules Loan Agreement, which was terminated effective November 1, 2024. The remaining proceeds will be used to fund the Company’s general corporate and working capital requirements.

On November 1, 2024, we entered into the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive tiered Revenue Interest Payments with respect to Annual Net Sales of RYTELO beginning on July 1, 2024, ranging from: (i) 7.75% of Annual Net Sales up to $500.0 million; (ii) 3.0% of Annual Net Sales in excess of $500.0 million but less than or equal to $1.0 billion; and (iii) 1.0% in respect of Annual Net Sales in excess of $1.0 billion. The Revenue Interest Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Revenue Interest Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. Our revenue payment obligations under the Royalty Pharma Agreement may be discharged in connection with a change of control of the Company in an amount equal to 1.65 times the Purchase Price minus the aggregate Revenue Interest Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs on or prior to December 31, 2027, or in an amount equal to 2.0 times the Purchase Price minus the aggregate Revenue Interest Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs after December 31, 2027. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron.

The Royalty Pharma Agreement contains customary representations, warranties and indemnities of the Company and Royalty Pharma and customary covenants relating to the Revenue Interest Payments.

See Note 9 on Subsequent Events in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the Pharmakon Loan Agreement, Royalty Pharma Agreement and the repayment and termination of the Hercules Loan Agreement.

Financial Overview

Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, interest income on our marketable securities and payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of September 30, 2024, we had approximately $378.9 million in cash, cash equivalents, restricted cash and marketable securities. On a pro forma basis, including gross proceeds from the upfront payment under the Royalty Pharma Agreement and the Tranche A Loan, and after repayment of our existing debt under the Hercules Loan Agreement, we had approximately $542.4 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2024.

We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO is unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. In addition, although we recently began commercializing RYTELO, substantially all of our revenues to date have been payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2024, we had an accumulated deficit of approximately $1.7 billion.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In addition, we are developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the United States. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential commercialization of RYTELO in the EU, if approved, in lower-risk MDS. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement, and our royalty expense to increase due to our revenue interest payments associated with the Royalty Pharma Agreement.

On March 21, 2024, we completed an underwritten offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of September 30, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from the March 2024 public offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the 2024 pre-funded warrant.

As described above, we entered into the Pharmakon Loan Agreement and the Royalty Pharma Agreement on November 1, 2024, and in connection with these transactions all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated and all liens on our assets in granted in connection with the Hercules Loan Agreement were released.

Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2024, we had approximately $378.9 million in cash, cash equivalents, restricted cash and marketable securities. On a pro forma basis, including gross proceeds from the upfront payment under the Royalty Pharma Agreement and the Tranche A Loan, and after repayment of our existing debt under the Hercules Loan Agreement, we had approximately $542.4 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2024. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities (including the $250 million received under the Pharmakon Loan Agreement and the

Royalty Pharma Agreement), together with anticipated revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of this filing. We believe that our projected financial resources will be sufficient to (i) support commercial launch of RYTELO in the U.S. and potential launch in the EU, (ii) complete the Phase 3 IMpactMF trial in relapsed/refractory MF, (iii) invest in supply chain redundancy for RYTELO, and (iv) fund our general working capital requirements. If we do not generate sufficient funds from commercial sales of RYTELO, or if we experience regulatory delays or other unforeseen events or choose to make other investments in our business, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

If approved for marketing in the EU by the EMA, we are planning to commercialize RYTELO in select EU markets commencing in 2026. Until international regulatory authorities approve RYTELO for marketing, if at all, we cannot begin commercialization activities outside of the U.S.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of Item 1 of this Report and in Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in our 2023 Form 10-K.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 on Summary of Significant Accounting Policies in Notes to Condensed Consolidated Financial Statements of this Report describes the significant accounting policies used in the preparation of the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are early in the product launch. We expect that our sales revenue may vary significantly from period to period as the launch progresses.

RYTELO is our only product approved for marketing by the FDA and is approved solely for certain patients with lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to execute a successful commercial launch of RYTELO in the U.S., and obtaining regulatory approval to commercialize RYTELO in other countries and other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of RYTELO; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us and its use by patients generally, including any future efficacy or safety results from clinical or commercial use that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition.

The following table summarizes our results of operations for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change $	Change %	2024	2023	Change $	Change %
	(in thousands, except for percentage data)
Revenues:
Product revenues, net	$28,209	$—	$28,209	**	$28,989	$—	$28,989	**
Royalties	62	164	(102)	-62%	468	214	254	119%
Total revenues	28,271	164	28,107	**	29,457	214	29,243	**
Operating expenses:
Cost of goods sold	456	—	456	**	473	—	473	**
Research and development	20,153	29,426	(9,273)	-32%	80,305	92,135	(11,830)	-13%
Selling, general and administrative expenses	35,877	18,350	17,527	96%	102,361	47,734	54,627	**
Total operating expenses	56,486	47,776	8,710	18%	183,139	139,869	43,270	31%
Interest income	4,877	4,965	(88)	-2%	14,448	13,556	892	7%
Interest expense	(3,046)	(2,066)	(980)	47%	(9,798)	(5,991)	(3,807)	64%
Other income and (expense), net	(63)	(92)	29	-32%	(188)	(64)	(124)	194%
Net income (loss)	$(26,447)	$(44,805)	$18,358	-41%	$(149,220)	$(132,154)	$(17,066)	13%

** Percentage not meaningful

Revenues:

Product Revenues, Net

On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESA. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to the three months ended June 30, 2024. Total product revenue, net for the three and nine months ended September 30, 2024 was approximately $28.2 million and $29.0 million, respectively. We expect product revenues, net to increase through the remainder of 2024.

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

We recognized royalty revenues of $62,000 and $468,000 in the three and nine months ended September 30, 2024, respectively compared to $164,000 and $214,000 respectively, for the same period in 2023. Royalty revenues in 2024 and 2023 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

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

The following table summarizes our expenses, including as a percentage of total expenses, for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change %	2024	2023	Change %

Cost of goods sold	$456	$—	**	$473	$—	**
Research and development	20,153	29,426	-32%	80,305	92,135	-13%
Selling, general and administrative	35,877	18,350	96%	102,360	47,734	114%
Total operating cost and expenses	$56,486	$47,775	15%	$183,139	$139,869	24%

** Percentage not meaningful

Cost of Goods Sold

Cost of goods sold was approximately $456,000 and $473,000 for the three and nine months ended September 30, 2024, respectively, which consisted of costs to manufacture, and distribute our market product, RYTELO. We began capitalizing inventory upon FDA approval of RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses.

Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2024. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected for the next 18 to 24 months as we sell through certain inventory that was previously expensed prior to FDA approval.

Research and Development Expenses

During the three and nine months ended September 30, 2024 and 2023, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2024 and 2023, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead.

Research and development expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Direct external expenses	$13,502	$18,756	$53,584	$62,298
Personnel-related expenses	6,207	8,812	25,206	24,266
All other expenses	444	1,858	1,515	5,571
Total research and development expenses	$20,153	$29,426	$80,305	$92,135

The decrease in research and development expenses for the three and nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to manufacturing and quality costs that were capitalized in the current period due to FDA approval of RYTELO, versus being expensed in the prior period. The decrease is partially offset by an increase in labor costs due to higher headcount, incentive and stock-based compensation expense recognized due to the vesting of performance-based stock options upon FDA approval. A discussion of the risks and uncertainties associated with the development of imetelstat can be found in the sub‑sections entitled “Risks Related to the Development of Imetelstat” and “Risks Related to the Commercialization of RYTELO” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Report. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of ongoing and potential future imetelstat research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, if at all.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.9 million and $102.4 million for the three and nine months ended September 30, 2024, respectively, compared to $18.4 million and $47.7 million for the same period in 2023. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily reflects higher personnel-related expenses and stock-based compensation recognized upon FDA approval of RYTELO due to the vesting of performance-based stock options.

Interest Income

Interest income was $4.9 million and $14.4 million for the three and nine months ended September 30, 2024, compared to $5.0 million and $13.6 million for the same period in 2023. The decrease in interest income for the three months ended September 30, 2024, compared to the same period in 2023 was due to a decrease in interest rates. The increase in interest income for the nine months ended September 30, 2024, compared to the same period in 2023, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the underwritten offering completed in March 2024, as well as higher yields from marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

Interest Expense

Interest expense was $3.0 million and $9.8 million for the three and nine months ended September 30, 2024, compared to $2.1 million and $6.0 million for the same period in 2023. The increase in interest expense for the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily reflects higher interest rates. As of September 30, 2024, we had $80.0 million in principal debt outstanding. Interest expense reflects interest owed under the Hercules Loan Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the Hercules Loan Agreement.

On November 1, 2024, we entered into the Pharmakon Loan Agreement and the Royalty Pharma Agreement, and in connection with these transactions, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. See Note 9 on Subsequent Events in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the Pharmakon Loan Agreement, Royalty Pharma Agreement and the repayment and termination of the Hercules Loan Agreement. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement.

Other Income and (Expense), Net

Other income and expense, net was an expense of $63,000 and $188,000 for the three and nine months ended September 30, 2024, respectively, compared to an expense of $92,000 and $64,000 for the three and nine months ended September 30, 2023, respectively. Other income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had cash, restricted cash, cash equivalents, and marketable securities of $378.9 million, compared to $378.1 million at December 31, 2023. The slight increase in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2024 was primarily the net result of the receipt of net cash proceeds of $141.0 million from our underwritten offering completed in March 2024, offset by cash used in operations.

On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the pre-funded warrant was $2.99 per share. The pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of September 30, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. See Note 8 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the underwritten offering completed in March 2024.

From January 1, 2024 through September 30, 2024, we received $419,000 in cash proceeds from the exercise of warrants we issued in 2020, covering 321,931 shares of our common stock. As of September 30, 2024, we had warrants remaining from our 2020 issuance covering 2,152,570 shares of our common stock, which if exercised in full for cash, would provide $2.8 million in cash proceeds.

As of September 30, 2024, we had a long-term principal debt balance of $80.0 million under the Hercules Loan Agreement with Hercules and SVB. On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provides two additional committed term loan tranches, the Tranche B Loan and the Tranche C Loan, in principal amounts of $75.0 million and $50.0 million, respectively, subject to customary conditions to fund and, in the case of the Tranche C Loan, achieving certain minimum net sales milestone. The Tranche B Loan and the Tranche C Loan may be requested on or prior to December 31, 2025. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%.

On November 1, 2024, we entered into a the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received the Purchase Price in exchange for which Royalty Pharma obtained the right to receive the Revenue Interest Payments. The Revenue Interest Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Revenue Interest Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron.

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

Future Funding Requirements

Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities (including the $250 million received under the Pharmakon Loan Agreement and the Royalty Pharma Agreement), together with anticipated revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of this filing. We believe that our projected financial resources will be sufficient to (i) support commercial launch of RYTELO in the U.S. and potential launch in the EU, (ii) complete the Phase 3 IMpactMF trial in relapsed/refractory MF, (iii) invest in supply chain redundancy for RYTELO, and (iv) fund our general working capital requirements. If we do not generate sufficient funds from commercial sales of RYTELO, or if we experience regulatory delays or other unforeseen events or choose to make other investments in our business, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. . If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite FDA approval of RYTELO in June 2024, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether our future development activities may succeed; whether we will obtain regulatory approval for RYTELO in the EU in lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the level of sales and market acceptance of RYTELO;
•
the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of imetelstat, including potential commercialization in the EU for lower-risk MDS, if approved, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
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
•
the extent to which we are able to enter into and conduct successful arrangements with third parties, including for the commercialization and marketing of RYTELO in certain regions outside of the U.S., if approved for commercialization;
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

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which is subject to certain funding conditions, capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to the Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2024 and 2023 was $174.7 million and $126.8 million, respectively. The increase in net cash used in operations for the nine months ended September 30, 2024, compared to the same period in 2023, primarily reflects an increase in net loss to $149.2 million, adjusted for non-cash items including stock based compensation expense related for employees and directors.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2024 and $227.9 million for the nine months ended September 30, 2023. The decrease in net cash used in investing activities for the nine months ended September 30, 2024, compared to the same period in 2023, primarily reflects decreased purchases of marketable securities, as well as increased proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $168.2 million and $328.7 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.

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

Contractual Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Our contractual obligations as of September 30, 2024 primarily consisted of our current and noncurrent debt obligations under the Hercules Loan Agreement with Hercules and SVB, as described above and in Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report, and obligations under non-cancellable operating leases. The aggregate amount of our future operating lease payments was reported in our 2023 Form 10-K and there have been no changes to the contractual terms of our operating leases during the nine months ended September 30, 2024. Subsequent to September 30, 2024, we entered into the Pharmakon Loan Agreement, as described above in Note 9 on Subsequent Events to Condensed Consolidated Financial Statements of this Report.

We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $62.4 million in the aggregate as of September 30, 2024. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2023 Form 10-K,

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to the filing of this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this Report for information on legal proceedings.

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

Risks Related to the Commercialization of RYTELOTM (Imetelstat)

•
Our near-term prospects are wholly dependent on RYTELO. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
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

Risks Related to Compliance with Healthcare Laws

•
The FDA, the Department Of Justice, or DOJ, and other regulatory authorities actively enforce regulations related to the promotion and advertisement of pharmaceutical products, and if we were found to have violated the Food, Drug and Cosmetic Act, we could be subject to significant penalties, including civil, criminal and administrative penalties.
•
If our business activities become subject to challenge under supranational, national, federal, state or international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
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
•
Our failure to obtain additional capital when needed would force us to further delay, reduce or eliminate the further development of imetelstat, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Risks Related to Our Indebtedness and Liabilities

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

RISK FACTORS

Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. You should carefully consider the following risk factors, together with the information contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, including our consolidated financial statements and the related notes, and our other filings with the SEC, before deciding whether to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to THE Commercialization of RYTELO

Our near-term prospects are wholly dependent on RYTELO. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for certain patients with lower-risk MDS, and we initiated a commercial launch of RYTELO in the U.S. in that indication. RYTELO is our only product approved for marketing by the FDA, and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We may not be able to successfully commercialize RYTELO for a number of reasons, including:

•
we may not be able to establish or demonstrate in the medical community the safety and efficacy of RYTELO and its potential advantages over and side effects compared to existing treatments;
•
physicians may be reluctant to prescribe RYTELO until longer-term efficacy and safety data exists;
•
our limited historical experience in marketing, selling and distributing RYTELO;
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
•
future competitive or other market factors may adversely affect the commercial potential of RYTELO;
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
•
the capabilities of third party manufacturers may adversely affect the success of our commercialization of RYTELO;
•
we may need additional financial or other resources to successfully commercialize RYTELO; and
•
we may not be able to maintain adequate commercial supplies of RYTELO to meet demand or at an acceptable cost or at all.

Moreover, successful commercialization of RYTELO may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. In any event, if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indications of use, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

We have limited experience as a commercial company and our sales, marketing, and distribution of RYTELO may be unsuccessful or less successful than anticipated.

As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. For example, our commercial launch of RYTELO in the U.S. may not continue as planned or anticipated, which may require us to, among others, adjust or amend our commercialization plan and incur significant expenses. Further, given our limited historical experience commercializing drug products, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives or if our commercialization efforts do not continue as planned, we may not be able to successfully commercialize RYTELO in lower-risk MDS, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.

To successfully commercialize RYTELO in the U.S., we need to continue to execute on our sales, marketing and distribution plans. The ongoing execution of our sales, marketing and distribution plans is, and will continue to be, expensive and time-consuming and we cannot be certain that we will be able to continue to execute on these plans successfully. In addition, we compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to recruit as needed, and to retain and effectively train marketing and sales personnel and equip them with compliant and effective materials, our efforts to successfully commercialize RYTELO could be adversely affected.

We currently have no marketing or sales organization outside of the U.S. We do not yet have any products approved for sale outside of the U.S, and we, as a company, have no experience selling and marketing approved drugs outside of the U.S. To successfully commercialize any approved drugs outside of the U.S, we will need to develop these capabilities, either on our own or with others. Doing so will be expensive, difficult and time-consuming. If we receive regulatory approval to commercialize RYTELO in any other regions, such as the EU, we may seek strategic partnerships, collaborations, alliances or licensing arrangements, at an appropriate time, to assist us in the potential development and commercialization of RYTELO, or we may seek to self-commercialize and need to establish business operations in such regions. We may be unsuccessful in our efforts to recruit, hire, train and retain personnel to support such business operations; or we may be unable to enter into and conduct successful strategic partnerships, collaborations, alliances or licensing arrangements with third parties to commercialize RYTELO in such regions, should we seek to do so. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of RYTELO outside the U.S.. Further, given our lack of prior experience in marketing and selling our product, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product. As such, we may be required to hire substantially more sales representatives and medical support liaisons to adequately support the commercialization of RYTELO, if approved, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into arrangements with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such arrangements on favorable terms, if at all. If our potential future partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. If we are unable to establish sales and marketing capabilities for RYTELO, whether on our own or through collaborations, our results of operations will be negatively impacted. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.

If we do not obtain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.

Our ability to successfully commercialize RYTELO will depend significantly on obtaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. Although we have received a permanent and product-specific J-code (J0870) for RYTELO which will become effective on January 1, 2025, the resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use RYTELO unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement will be critical to market acceptance of RYTELO.

Further, the status of reimbursement codes for RYTELO could also affect reimbursement. J-Codes are reimbursement codes maintained by the Centers for Medicare and Medicaid Services, or CMS, that are a component of the Healthcare Common Procedure Coding System and are typically used to report drugs that ordinarily cannot be self-administered. On October 3, 2024, CMS assigned a permanent and product specific J-code (J0870) for RYTELO, which will become effective on January 1, 2025. For the remainder of 2024, and until CMS systems are updated, physicians will continue to use the non-specific miscellaneous J-Code to bill third-party payors for RYTELO. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims increase the provider administrative burden and must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors.

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

We cannot be sure that coverage and reimbursement will be available for RYTELO, and, if reimbursement is available, what the level of reimbursement will be. Although we have received a permanent and product-specific J-code (J0870) for RYTELO which will become effective on January 1, 2025, there may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.

To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.

RYTELO may not achieve market acceptance in the U.S. for lower-risk MDS or any other indication that might be approved in the future, or achieve the potential U.S. or international revenue we believe may be possible if approved outside the U.S., since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize RYTELO. RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:

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

We are commercializing RYTELO in lower-risk MDS, and the addressable patient population in lower-risk MDS is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with lower-risk MDS in the U.S. Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with RYTELO, or we may be unable to successfully identify patients and achieve a significant market share in RYTELO’s approved indication, or initial sales of RYTELO may deplete the prevalence pool of patients in the RYTELO’s approved indication more quickly than expected, which would have a negative impact on sales of RYTELO in the future. Our commercialization of RYTELO in the U.S. is limited to lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA and similar international regulatory authorities, which would not permit us to market RYTELO for any other indications not expressly approved by those regulatory authorities. Future regulatory approvals for RYTELO, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.

Our market opportunity may also be limited by the pricing, reimbursement and access we are able to achieve for RYTELO, the quality and expiration of our intellectual property rights and regulatory exclusivity, duration of RYTELO treatment in lower-risk MDS and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for RYTELO that we or any potential future collaborative partners develop could be significantly diminished, which would have a material adverse impact on our business and business prospects, and would adversely affect our ability to achieve profitability.

We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.

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

We are seeking regulatory approval to commercialize RYTELO in the EU, and any such approval, if received, will be subject to pricing, drug marketing, post-market and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.

We are seeking approval to market RYTELO in the EU for lower-risk MDS. Even if we obtain approval for RYTELO in the EU, the competent regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. We will also be subject to rules and regulations in the EU applicable to the manufacturing, marketing, promotion and sale of medicinal products. If we or a regulatory authority discovers previously unknown problems with RYTELO, such as adverse events of unanticipated severity or frequency, or problems with a facility where RYTELO is manufactured, a regulatory authority may impose restrictions relative to RYTELO or the manufacturing facility, including requiring recall or withdrawal of RYTELO from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for RYTELO will be subject to regulatory requirements and continuing regulatory review.

Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

In addition, the pricing of RYTELO will be subject to governmental control and other market regulations which could put pressure on the pricing and usage of RYTELO. In the EU, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, if approved, market acceptance and sales of RYTELO will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for RYTELO and may be affected by existing and future healthcare reform measures.

The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. If RYTELO is approved for commercialization in the EU, in some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO, if it is approved for marketing in the EU. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of RYTELO is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of RYTELO in those countries would be negatively affected.

Much like the federal Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians and other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians may require prior notification or approval by the physician’s or healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Any of these events could prevent us from achieving or maintaining market acceptance for RYTELO, could substantially increase the costs and expenses of commercializing RYTELO, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of the RYTELO. If RYTELO is approved outside the U.S., we will be subject to similar requirements, considerations and risks in other regions.

Our regulatory approval for RYTELO in the U.S. for lower-risk MDS is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments or if we experience unanticipated problems with RYTELO.

Our regulatory approval for RYTELO in lower-risk MDS is subject to clinical, non-clinical and manufacturing post-marketing requirements and commitments, including the requirement of continuing to assess long-term safety of RYTELO (imetelstat) in the IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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
product recalls;
•
suspension or termination of ongoing clinical trials of imetelstat in other indications;
•
significant civil, criminal and administrative penalties, including fines, restitutions or disgorgement of profits or revenues;
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

If we are unable to fulfill the post-marketing requirements and commitments established by the FDA for RYTELO in lower-risk MDS, or that may be applied to the approval and commercialization of RYTELO by any regulatory authority, or are unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, there may be a negative impact to our business and continued regulatory approval of RYTELO. Under such circumstances, we or our respective service providers may be subject to the actions listed above, including losing marketing approval for RYTELO, which would severely and adversely affect our business and business prospects, and might cause us to cease operations. If RYTELO is approved outside the U.S., we will be subject to similar requirements, considerations and risks in other regions.

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
•
approval policies or regulations in the EU or of regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for potential approval;
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

RISKS RELATED TO COMPLIANCE WITH HEALTHCARE LAWS

The FDA, DOJ and other regulatory authorities actively enforce regulations related to the promotion and advertisement of pharmaceutical products, and if we were found to have violated the Food, Drug and Cosmetic Act, we could be subject to significant civil, criminal and administrative penalties.

The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA, DOJ and other agencies actively enforce regulations related to the promotion and advertisement of pharmaceutical products. If we were found to have violated the Food, Drug, and Cosmetic Act, we could be subject to significant civil, criminal and administrative penalties, which could inhibit our ability to commercialize RYTELO and generate revenue, require us to expend significant time and resources in response, and generate negative publicity. Enforcement actions include, among others:

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
•
product seizures;
•
injunctions; and
•
civil and criminal penalties and fines.

The imposition of any of these penalties or other commercial limitations, including equivalent penalties or commercial limitations imposed by foreign regulatory authorities, could severely and adversely affect our financial results, business and business prospects, including the commercialization of RYTELO, and might cause us to cease operations. Similar requirements and related consequences apply outside the U.S.

If our business activities become subject to challenge under supranational, national, federal, state or international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

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
•
possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs;
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

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government authorities, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future sales of RYTELO in the U.S. and outside the U.S. if approved.

RISKS RELATED TO THE FURTHER DEVELOPMENT OF RYTELO (IMETELSTAT)

We cannot be certain that we will be able to continue to develop RYTELO (imetelstat) or advance it in clinical trials, or that we will be able to receive regulatory approval for RYTELO in any other indications in the U.S., the EU or any other region, on a timely basis or at all.

We are wholly dependent on the success of RYTELO (imetelstat), which is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO for lower-risk MDS or to expand its indications of use. In this regard, in addition to lower-risk MDS, which is the only indication for which RYTELO has received marketing approval in the U.S., we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our ability to further develop imetelstat and to expand its indications of use to other myeloid hematologic malignancies is subject to significant risks and uncertainties, including, among other things, our ability to:

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
•
recruit and retain sufficient qualified and experienced personnel to support the development and commercialization of RYTELO in potential other approved indications and outside the U.S. if approved;
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
•
muscular and joint pain;
•
fatigue;
•
headache; and
•
infusion-related reactions.

If patients who receive RYTELO as a result of commercialization or in any clinical trials experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data from our commercialization efforts or in clinical trials do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may halt or restrict the commercialization of RYTELO or place one or more of our INDs on clinical hold, as occurred in March 2014. If this were to occur, there could be a significant delay in, or possible termination of, one or more of our clinical trials, and our commercialization efforts could be halted, which might cause us to cease operations. If such toxicities or other safety issues identified as a result of our commercialization of RYTELO or in any clinical trial are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:

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

In addition, certain principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected conduct of the trial. The FDA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of any future applications for regulatory approval of imetelstat, including in any additional indications by the FDA.

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

The manufacture of RYTELO (imetelstat) must comply with applicable regulatory standards for commercial uses and current and potential future clinical trials. The process of manufacturing RYTELO is complex and subject to several risks, including:

•
the ability to consistently manufacture and attain sufficient production yields with acceptable quality control and quality assurance to meet market demand for our commercialization of RYTELO, as well as the needs for continuing clinical trials;
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

Our RYTELO manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain manufacturing, quality control, and other technical and scientific work with respect to RYTELO, as well as to supply starting materials and manufacture drug substance and drug product for our commercialization of RYTELO, as well as current and potential future clinical trials. While we have established arrangements with third parties for the manufacture of RYTELO, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials, drug substance and drug product. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, could further delay, perhaps substantially, or preclude our ability to commercialize RYTELO and/or pursue further development of RYTELO on our own, increase our costs, result in lost sales, and otherwise negatively affect our financial results, business and business prospects. In this regard, recent FDA inspections of one of our third-party drug product manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not directly related to the FDA approval or ongoing production of RYTELO, could impact the manufacturer’s ability to produce and deliver products, including RYTELO, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities and commercialization. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of RYTELO and other materials to support commercialization and clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:

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
•
requirements by regulatory authorities to validate and qualify significant activities for any current or additional manufacturer, which could involve technology transfer, new testing, compliance inspections, and would likely require FDA or comparable foreign regulatory authority approval;
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

We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of September 30 2024, our accumulated deficit was approximately $1.7 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. In addition, we expect to experience increased negative cash flow for the foreseeable future as we fund our operations and imetelstat clinical development activities and research programs continue, and we continue with the commercialization of RYTELO, including as a result of our obligation to pay Royalty Pharma revenue interest payments under the Royalty Pharma Agreement. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. We will need to generate significant revenues to achieve consistent future profitability. We may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the approval by the FDA in June 2024 of RYTELO for lower-risk MDS and the limited historical sales data, RYTELO sales will be difficult to predict from period to period and as a result, you should not rely on RYTELO sales results in any period as being indicative of future performance. Sales of RYTELO may be below our own guidance or the expectations of securities analysts or investors in the future. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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
•
changes in our cost of sales;
•
the timing and level of revenue interest payments under the Royalty Pharma Agreement;
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

Our failure to obtain additional capital when needed would force us to further delay, reduce or eliminate the further development of RYTELO, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2024, we had approximately $378.9 million in cash, cash equivalents, restricted cash and marketable securities. On a pro forma basis, including gross proceeds from the upfront payment under the Royalty Pharma Agreement and the Tranche A Loan, and after repayment of our existing debt under the Hercules Loan Agreement, we had approximately $542.4 million in cash, cash equivalents, restricted cash, and marketable securities as of September 30, 2024. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities (including the $250 million received under the Pharmakon Loan Agreement and the Royalty Pharma Agreement), together with anticipated revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of this filing. We believe that our projected financial resources will be sufficient to (i) support commercial launch of RYTELO in the U.S. and potential launch in the EU, (ii) complete the Phase 3 IMpactMF trial in relapsed/refractory MF, (iii) invest in supply chain redundancy for RYTELO, and (iv) fund our general working capital requirements. If we do not generate sufficient funds from commercial sales of RYTELO, or if we experience regulatory delays or other unforeseen events or choose to make other investments in our business, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. If adequate funds are not available on a timely basis, if at all, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite FDA approval of RYTELO in June 2024, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed; whether we will obtain regulatory approval for RYTELO in the EU in lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

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
•
the extent to which we are able to enter into and conduct successful arrangements with third parties, including for the commercialization and marketing of RYTELO in certain regions outside of the U.S., if approved for commercialization;
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

Additional financing through public or private debt or equity financings, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital or establish alternative collaborative arrangements with third-party collaborative partners for

RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund imetelstat development and our future growth, including pursuant to our Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as the Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

Risks Related to our Indebtedness and liabilities

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024 and as of November 1, 2024, the total outstanding principal amount under the Pharmakon Loan Agreement was $125.0 million. The tranches for the remaining $125.0 million available to us under the Pharmakon Loan Agreement are as follows: (a) a Tranche B Loan of $75.0 million, which is available until December 31, 2025 and is available at our option, subject to certain customary and limited conditions; and (b) the Tranche C Loan of $50.0 million, which is available through December 31, 2025, subject to certain conditions including achieving a certain revenue milestone on or prior to November 30, 2025. If we do not achieve such revenue milestone within the required timeline, we will not be eligible to draw funds under the Tranche C Loan under the Pharmakon Loan Agreement. In addition, before we would consider drawing down any of the remaining tranches under the Pharmakon Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

All obligations under the Pharmakon Loan Agreement are secured by substantially all of our assets, including our intellectual property. Further, the terms of the Pharmakon Loan Agreement place restrictions on our operating and financial flexibility, and limit or prohibit our ability to dispose of certain assets, change our line of business, and engage in other significant transactions. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we are able to draw down any of the remaining tranches under the Pharmakon Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity.

Our indebtedness could also have important negative consequences, including:

•
we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities; and
•
our failure to comply with the obligations of our affirmative and restrictive covenants in the Pharmakon Loan Agreement could result in an event of default that, if not cured or waived, would permit the Lenders to accelerate our obligation to repay this indebtedness, and the Lenders could seek to enforce their security interest in the assets securing such indebtedness.

In addition, we may borrow additional capital in the future to fund imetelstat development and our future growth, including pursuant to the Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.

The terms of the Pharmakon Loan Agreement place restrictions on our operating and financial flexibility.

The Pharmakon Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiaries to, among other things:

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

Our ability to make scheduled interest payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Failure to satisfy our current and future debt obligations under the Pharmakon Loan Agreement or to comply with certain covenants in the Pharmakon Loan Agreement could result in an event of default, the occurrence and continuance of which provide the Lenders with the right to demand immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement (and in the case of certain insolvency, liquidation, bankruptcy or similar events, automatically requires immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement), and to exercise remedies against us and the collateral securing the Pharmakon Loan Agreement. These events of default include, among other things:

•
insolvency, liquidation, bankruptcy or similar events;
•
failure to observe covenants under the Pharmakon Loan Agreement and ancillary collateral documents, which failure, in certain limited cases, is not cured within 10 or 20 days;
•
the occurrence of a material adverse change or a withdrawal event in respect to RYTELO;
•
material misrepresentations;
•
certain cross-default of third-party indebtedness or certain default or termination events of hedging assessments;
•
certain money judgments being entered against us which are not timely paid, discharged or stayed; and
•
our assets are attached or seized.

In the event of default, the Lenders could accelerate all of the amounts due under the Pharmakon Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our RYTELO development or commercialization efforts or grant to others rights to develop and market RYTELO. The Lenders could also exercise their rights to take possession and dispose of the collateral securing the Pharmakon Loan Agreement, which collateral includes substantially all of our property including, without limitation, our intellectual property, subject to certain exceptions. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The Royalty Pharma Agreement places restrictions on our operational flexibility.

The Royalty Pharma Agreement contains covenants that impose on us certain obligations with respect to revenue payments, diligence, reporting, indemnification and includes restriction on intellectual property transfers and out-licenses, and certain other actions. The Royalty Pharma Agreement also limits our ability to create or incur liens or dispose of certain assets related to imetelstat. We have no rights to repurchase the revenue interests in RYTELO sold to Royalty Pharma (other than in connection with a change of control event), thereby limiting our ability to eliminate future applicability of the covenants contained in the Royalty Pharma Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

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

In addition to our patents covering RYTELO, we also expect to rely on regulatory exclusivity, including orphan drug exclusivity of up to 7 years in the U.S. and 10 years in the E.U. following approval, to protect our rights to commercialize RYTELO for its approved uses, but such regulatory exclusivity may be limited or withdrawn. See “Risks Related to Regulatory Approval of RYTELO -- Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects.”

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

In Europe and other countries, our composition of matter patent coverage expired in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033. Our method of treatment patents may be eligible for patent term extension of up to five years under a Supplementary Protection Certificate, or SPC, permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, upon receipt of drug product approval, such as, for example, our method of treatment patent for MDS. In Europe, we have separate method of treatment patents covering MDS and MF, and a SPC may only be applied to one patent. Accordingly, in countries of the European Economic Area, or EEA, we must rely on regulatory exclusivity and our method of treatment patents.

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

If a third party files an application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application, or ANDA, under Section 505(j) to obtain permission to sell a generic version of RYTELO, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for RYTELO; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification that the new product will not infringe the Orange Book-listed patents for RYTELO, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.

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

We intend to develop RYTELO broadly for hematologic malignancies, and to commercialize, market and sell RYTELO in the U.S. for lower-risk MDS and potentially in the EU for the same indication. We may seek to self-commercialize or seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of RYTELO outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by delays in marketing approvals of RYTELO in lower-risk MDS in the EU and in reporting results from IMpactMF, as well as the period of the patent term for our intellectual property portfolio and market exclusivity for RYTELO. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

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

We are not currently a party to any material pending legal proceedings. However, securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. In 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed, and final judgment with respect to the other two lawsuits was entered in October 2023. In 2020 and 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our then current officers and certain of our then current and former members of our board. All seven of the shareholder derivative actions have been dismissed with prejudice.

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

A decision adverse to our interests in any legal proceedings, could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

Our information technology systems, including in our remote work environment, and those of the third parties upon which we rely, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, “hacktivist,” organized criminal threats actors, or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, targeted phishing campaigns, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of data and income, reputational harm, and diversion of funds. If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and the services provided to us. For example, in February 2024, a service provider that processes clinical trial data experienced a security incident that resulted in certain of the service provider’s information systems being unavailable for a limited period of time. Based on the service provider’s forensic investigation findings that were shared with us, we believe that this incident did not have a material impact on us, our clinical trials or clinical trial participants. As another example, in March 2024, we learned about another security incident, involving another service provider, that processes personnel data for our limited number of UK personnel and directors of Geron UK Ltd. Following the service provider’s forensic investigation, the service provider informed us that it did not determine the specific data involved or the incident’s impact. While we believe that this incident did not have a material impact on us, out of an abundance of caution, we submitted a notification to the UK Information Commissioner’s Office and notified potentially affected personnel and directors of the incident. Any of these or similar incidents or threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such security incidents could be significant, including potentially requiring us to modify our business, and while we have implemented security measures, policies and procedures designed to protect our information technology systems and to identify and remediate vulnerabilities, such measures may not be fully implemented, complied with or successful in protecting our systems and information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Unremediated high risk or critical vulnerabilities pose material risks to our business, particularly due to the reliance on software vendors to adequately patch and implement fixes to address critical or high-risk vulnerabilities in a timely manner. Further, we may be materially impacted by software updates applied by our software vendors if such updates cause significant downtime to our systems.

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

In addition, we may be unable to transfer personal data from the EEA and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. The EEA and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

Historically, our stock price has been extremely volatile. Between October 1, 2014 and September 30, 2024, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between October 1, 2023 and September 30, 2024, the price has ranged between a high of $5.34 per share and a low of $1.64 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors, and will be at the discretion of our board of directors. In addition, the terms of our Pharmakon Loan Agreement prevent us from paying dividends and any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Character of Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Faye M. Feller, M.D., Executive Vice President and Chief Medical Officer	Adoption	July 12, 2024	X		974,167[1]	June 30, 2025
Andrew J. Grethlein, Ph.D., Executive Vice President and Chief Operating Officer	Adoption	July 12, 2024	X		1,279,985[2]	November 14, 2025
John A. Scarlett, M.D., Chairman of the Board, President and Chief Executive Officer	Adoption	July 12, 2024	X		1,374,298[3]	July 11, 2025
Anil Kapur Executive Vice President, Corporate Strategy, and Chief Commercial Officer (until August 31, 2024)	Adoption	July 9, 2024	X		1,587,500[4]	June 27, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1 Consists of 974,167 shares subject to stock options previously granted by Geron to Dr. Feller.

2 Consists of 1,279,985 shares subject to stock options previously granted by Geron to Dr. Grethlein.

3 Consists of 1,374,298 shares subject to stock options previously granted by Geron to Dr. Scarlett.

4 Mr. Kapur's employment with Geron terminated on August 31, 2024. Consists of 1,587,500 shares subject to stock options previously granted by Geron to Mr. Kapur.

ITEM 6. EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1+*	Employment Agreement by and between the Registrant and James Ziegler, effective as of September 9, 2024.
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 7, 2024.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 7, 2024.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 7, 2024.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 7, 2024.**
101

The following materials from the Registrant’s September 30, 2024 Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________

+ Filed herewith.

* Management contract or compensation plan or arrangement.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: November 7, 2024	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)