Form 10-K
period 2024-12-31
GERON CORP
filed 2025-02-27
CIK 886744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant was approximately $2,430,700,000 based upon the closing price of the registrant’s common stock on June 30, 2024 on the Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, there were 636,904,470 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10‑K Parts

Portions of the Registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2024.

III

RYTELO® and other trademarks or service marks of Geron Corporation appearing in this Annual Report on Form 10-K (this "Report") are the property of Geron Corporation. This Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

In this Report, unless otherwise indicated or the context otherwise requires, “Geron,” “the registrant,” “we,” “us,” and “our” refer to Geron Corporation, a Delaware corporation, and its wholly owned subsidiaries, Geron UK Limited, a United Kingdom company, and Geron Netherlands, B.V., a Dutch company.

Forward‑Looking Statements

This Report, including “Business” in Part I, Item 1 of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report, contains forward‑looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward‑looking statements. All statements other than statements of historical fact are statements that could be deemed forward‑looking statements. In some cases, forward‑looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “could,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential,” “seek,” or “continue” or the negative thereof or other comparable terminology. The risks and uncertainties referred to above include, without limitation, risks and uncertainties related to: (a) whether we are successful in commercializing RYTELO (imetelstat) for the treatment of certain patients with lower-risk myelodysplastic syndromes, or lower-risk MDS, with transfusion dependent anemia; (b) whether the European Commission, or EC, approves RYTELO for the treatment of patients with lower-risk MDS with transfusion dependent anemia and whether the FDA and EC will approve imetelstat for other indications on the timelines expected, or at all; (c) our plans to commercialize RYTELO in the European Union, or EU; (d) whether we overcome potential delays and other adverse impacts caused by enrollment, clinical, safety, efficacy, technical, scientific, intellectual property, manufacturing and regulatory challenges in order to have the financial resources for and meet expected timelines and planned milestones; (e) whether regulatory authorities permit the further development of imetelstat on a timely basis, or at all, without any clinical holds; (f) whether RYTELO (imetelstat) may cause, or have attributed to it, adverse events that could delay or prevent the commencement and/or completion of clinical trials, impact its regulatory approval, or limit its commercial potential; (g) whether the IMpactMF Phase 3 trial for relapsed/refractory myelofibrosis, or R/R MF, has a positive outcome and demonstrates safety and effectiveness to the satisfaction of the FDA and international regulatory authorities, and whether our projected rates for enrollment and death events differ from actual rates, which may cause the interim and final analyses to occur later than anticipated; (h) whether any future safety or efficacy results of RYTELO treatment cause its benefit-risk profile to become unacceptable; (i) whether imetelstat actually demonstrates disease-modifying activity in patients and the ability to target the malignant stem and progenitor cells of the underlying disease; (j) whether we meet our post-marketing requirements and commitments for RYTELO; (k) whether there are failures or delays in manufacturing or supplying sufficient quantities of RYTELO (imetelstat) or other clinical trial materials that impact commercialization of RYTELO or the continuation of the IMpactMF trial and other clinical trials; (l) whether we are able to establish and maintain effective sales, marketing and distribution capabilities, obtain adequate coverage and third-party payor reimbursement, and achieve adequate acceptance in the marketplace; (m) whether we are able to obtain and maintain the exclusivity terms and scopes provided by patent and patent term extensions, regulatory exclusivity, and have freedom to operate; (n) that we may be unable to successfully commercialize RYTELO due to competitive products, or otherwise; (o) that we may decide to partner and not to commercialize RYTELO independently in the United States, or U.S., or in Europe and other international markets; (p) whether we stay in compliance with and satisfy our obligations under our debt and synthetic royalty agreements; and (q) the impact of general economic, industry or political climate in the U.S. or internationally and the effects of macroeconomic conditions on our business and business prospects, financial condition and results of operations; as well as other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission reports including, but not limited to, the factors described in “Risk Factors,” in Part I, Item 1A of this Report. Geron assumes no obligation for and except as required by law, disclaims any obligation to update these forward‑looking statements to reflect future information, events or circumstances.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Report. The summary below is qualified in its entirety by that more complete discussion of such risks and uncertainties. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Report as part of your evaluation of an investment in our common stock.

Risks Related to the Commercialization of RYTELO® (Imetelstat)

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
•
If competitors develop products, product candidates or technologies that are superior to or more cost-effective than RYTELO, it would significantly impact the development and commercial viability of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
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

Risks Related to Regulatory Approval of RYTELO

•
We may be unable to maintain regulatory approval for RYTELO in the U.S. for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.
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

Risks Related to the Further Development of RYTELO (Imetelstat)

•
We cannot be certain that we will be able to continue to develop RYTELO or advance it in clinical trials, or that we will be able to receive regulatory approval for RYTELO in any other indications in the U.S., the EU, or any other region, on a timely basis or at all.

•
RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its further commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.
•
Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.

Risks Related to Manufacturing RYTELO (Imetelstat)

•
Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply RYTELO for commercial and future clinical uses would adversely affect our ability to commercialize RYTELO and result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed.
•
If third parties that manufacture RYTELO fail to perform as needed, the commercial and clinical supply of RYTELO could be interrupted or limited, and we may be unable to successfully commercialize RYTELO or conduct or complete current or potential future clinical trials.

Risks Related to Our Operating Results, Financial Position and Need for Additional Capital

•
We have a history of net losses and may not achieve consistent future profitability for some time, if ever.
•
Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.
•
Our failure to obtain additional capital if and when needed would force us to further delay, reduce or eliminate the further development of imetelstat, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Risks Related to Our Indebtedness and Liabilities

•
Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.

Risks Related to Protecting Our Intellectual Property

•
If we are unable to obtain and maintain sufficient intellectual property protection and relevant regulatory exclusivities for RYTELO, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.
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

Calculation of Aggregate Market Value of Non‑Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non‑affiliates as set forth on the cover page of this Report, we have assumed that all outstanding shares are held by non‑affiliates, except for shares held directly or indirectly by each of our executive officers and directors. In the case of 5% or greater stockholders, we have not deemed any such stockholders to be affiliates given the lack of facts and circumstances that would indicate that any such stockholders exercise, or have the ability to exercise, any control over Geron. These assumptions should not be deemed to constitute an admission that all executive officers and directors are, in fact, affiliates of Geron, or that there are no other persons who may be deemed to be affiliates of Geron. Further information concerning shareholdings of our executive officers, directors and principal stockholders is incorporated by reference in Part III, Item 12 of this Report.

PART I

ITEM 1. BUSINESS

Company Overview

We are a commercial-stage biopharmaceutical company aiming to change lives by changing the course of blood cancer. Our first-in-class telomerase inhibitor, RYTELO® (imetelstat), harnesses Nobel Prize winning science in a treatment that scientific evidence suggests reduces proliferation of malignant cells, allowing production of new healthy cells, which we believe drives differentiated clinical benefits, potentially altering the underlying course and modifying the disease of these hematologic malignancies.

We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the uptake of RYTELO since launch is supported by the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients. We believe that the favorable FDA label and National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO as a potential blockbuster treatment that can compete for significant market segments in lower-risk MDS, including first-line ESA ineligible patients and second-line patients regardless of prior treatment or RS status.

In September 2023, we submitted a marketing authorization application, or MAA, in the European Union, or EU, that was validated for review by the European Medicines Agency, or EMA, for RYTELO for the same proposed indication as in the U.S., and in December 2024, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the approval of RYTELO for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. The European Commission, or EC, is reviewing the CHMP's recommendation, and we expect a potential approval decision by the EC in the first half of 2025. We are preparing for the potential commercialization of RYTELO in select EU countries in 2026, subject to regulatory approval, which could include working with experienced third parties who can provide contracted services, including essential critical path activities such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution.

In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. As of February 2025, the trial reached approximately 80% enrollment. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.

We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.

Our Strategy

Our strategy is to maximize the value of our first-in-class telomerase inhibitor, RYTELO (imetelstat). This includes maximizing the commercial opportunity for RYTELO in lower-risk MDS by investing in and executing on our U.S. commercial launch. We expect to deliver steady growth by executing across several key imperatives, including driving new patient starts across all eligible lower-risk MDS population segments, particularly in second-line lower-risk MDS; reinforcing with health care providers, or HCPs, the value of duration of treatment we have observed with RYTELO; educating HCPs on appropriate management of patient safety with RYTELO; and leveraging strong payor access for RYTELO.

We also plan to progress our development programs that could help identify potential additional indications for imetelstat. This includes continuing to enroll the Phase 3 IMpactMF trial, which, if positive and approved in label expansion, could significantly increase the RYTELO commercial opportunity. Additionally, we plan to execute on our pipeline programs and assess the data to understand the potential to develop imetelstat in additional hematologic malignancies and as a potential combination therapy.

U.S. Commercialization of RYTELO

RYTELO is the first and only FDA approved telomerase inhibitor. The FDA label indicates that RYTELO is approved for certain ESA ineligible or ESA relapsed/refractory lower-risk MDS patients, regardless of RS status. In August 2024, the MDS NCCN Guidelines® were updated to include imetelstat as a Category 1 treatment in second-line RS+/RS- patients regardless of prior treatment and as a Category 2A treatment for first-line ESA-ineligible RS+/RS- patients.

We believe that lower-risk MDS represents a significant market opportunity with blockbuster potential for RYTELO in this indication. We estimate there are approximately 15,400 treatment-eligible lower-risk MDS patients consistent with the FDA label in 2025, based on IQVIA projected claims and Clarivate/Decision Resources Group, or DRG, incidence data. This is comprised of approximately 3,400 first-line ESA ineligible patients, approximately 7,600 second-line ESA relapsed/refractory patients (approximately 5,700 RS- and 1,900 RS+, respectively), and approximately 4,400 third-line plus ESA relapsed/refractory patients (approximately 3,300 RS- and 1,100 RS+, respectively). We estimate that approximately 45% of first-line patients will progress to second-line treatment and approximately 59% of second-line patients will progress to third-line treatment in 2025.

To support this significant market opportunity, our commercial team includes 50 key account managers, oncology clinical educators, and field reimbursement and national account teams, along with our medical affairs field team. We offer a wide range of resources to support access and affordability for eligible RYTELO patients, including our Reach for RYTELO™ patient support program, which provides a range of resources which are designed to support access and affordability to eligible patients prescribed RYTELO.

Commercialization Plans for RYTELO in the EU

Subject to receiving regulatory approval, our goal in the EU is to optimize patient access and revenues for RYTELO in prioritized countries. We are preparing to commercialize RYTELO in select EU countries in 2026, which could include working with experienced third parties who can provide contracted services, including essential critical path activities such as reimbursement, HTA submissions, market access and distribution.

Background of Telomerase Inhibition in Hematologic Malignancies and Imetelstat Development

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

Many myeloid hematologic malignancies, such as essential thrombocythemia, or ET, MF and MDS, have been shown to arise from malignant stem and progenitor cells that express higher telomerase activity and have shorter telomeres when compared to normal healthy cells. In vitro studies have suggested that tumor cells with short telomeres may be especially sensitive to the anti‑proliferative effects of inhibiting telomerase.

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

We believe that imetelstat may have the potential to suppress the proliferation of malignant stem and progenitor cells while transiently affecting normal cells. Early clinical data from a Phase 2 trial of imetelstat in patients with ET, or the ET Trial, and a pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study, suggested that imetelstat inhibits the progenitor cells of the malignant clones believed to be responsible for the underlying diseases in a relatively select manner, indicating potential disease-modifying activity. These data were published in two separate articles in a September 2015 issue of The New England Journal of Medicine. In the Phase 2 IMbark study, an association of survival improvement and reduction in variant allele frequency, or VAF, was observed for high-risk imetelstat-treated MF patients, results which were published in Journal of Clinical Oncology in 2021. Additionally, in the Phase 2/3 IMerge study, SF3B1 VAF reduction was associated with longest transfusion independence, or TI, and with 8-week, 24-week and 1-year TI duration in imetelstat-treated lower-risk MDS patients. These results were published in The Lancet and at the European Hematology Association, or EHA, annual meeting in 2023.

Pipeline Chart

Lower-Risk Myelodysplastic Syndromes (MDS)

MDS is a group of blood disorders in which the proliferation of malignant progenitor cells produces multiple malignant cell clones in the bone marrow resulting in disordered and ineffective production of the myeloid lineage, which includes red blood cells, white blood cells and platelets. In MDS, bone marrow and peripheral blood cells may have abnormal, or dysplastic, cell morphology. MDS is frequently characterized clinically by severe anemia, or low red blood cell counts, and low hemoglobin. In addition, other peripheral cytopenias, or low numbers of white blood cells and platelets, may cause life‑threatening infections and bleeding. Transformation to acute myeloid leukemia, or AML, is reported to occur in up to 30% of MDS cases and results in poorer overall survival.

MDS is the most common of the myeloid malignancies. There are approximately 60,000 people in the U.S. living with the disease and approximately 16,000 reported new cases of MDS in the U.S. every year, according to Clarivate/DRG MDS Syndicated Report 2020, 2021, 2022. We believe that there are approximately 15,400 lower-risk MDS patients in the U.S. in 2025 that are eligible for treatment with RYTELO based on its approved FDA label, based on IQVIA projected claims and Clarivate/DRG incidence data. MDS is primarily a disease of the elderly, with median age at diagnosis around 70 years. The majority of patients, approximately 70%, fall into what are considered to be the lower-risk groups at diagnosis, according to the International Prognostic Scoring System, or IPSS, which assigns relative risk of progression to AML and overall survival by taking into account the presence of a number of disease factors, such as cytopenias and cytogenetics.

Chronic anemia is the predominant clinical problem in patients who have lower-risk MDS. Typically, these patients are treated with ESAs, such as erythropoietin, or EPO. Although ESAs provide an improvement in anemia in approximately 50% of patients, the effect is transient with a median duration of response of approximately two years. Once ESAs fail for patients, HMAs and lenalidomide have been used to improve anemia, but with limited success, such as reported ≥ 8-week red blood cell, or RBC, transfusion independence, or RBC-TI, rates of 17% for azacitidine, an HMA, and 27% for lenalidomide in non-del 5q lower-risk MDS patients. In August 2023, Reblozyl, or luspatercept, was approved for the treatment of anemia in adult patients with very low-to-intermediate-risk MDS without previous erythropoiesis stimulating agent use, or ESA-naive, who may require regular RBC transfusions. In April 2020, luspatercept was approved for use in ESA-failed lower-risk MDS patients with ringed sideroblasts. Such patients comprise approximately 15% to 30% of all lower-risk MDS patients. The majority of patients who do not have ringed sideroblasts or who no longer respond to ESAs or other available drug therapies become dependent on red blood cell transfusions due to low hemoglobin. Serial red blood cell transfusions can lead to elevated levels of iron in the blood and other tissues, which the body has no normal way to eliminate. Iron overload is a potentially dangerous condition. Published studies in patients with MDS have shown that iron overload resulting from regular red blood cell transfusions is associated with a poorer overall survival and a higher risk of developing AML.

Phase 3 IMerge Trial in Lower-Risk MDS

Our regulatory approval in the U.S. for certain patients with lower-risk MDS and our EMA submission are each based on positive data from the IMerge Phase 3 clinical trial. The trial met its primary endpoint of ≥ 8-week red blood cell transfusion independence rate and a key secondary endpoint of ≥ 24-week red blood cell transfusion independence rate, demonstrating highly statistically significant (i.e., p<0.001 for both) and clinically meaningful benefits with imetelstat treatment versus placebo. Furthermore, statistically significant and clinically meaningful efficacy results were observed in the trial across key MDS patient subtypes, including patients who were ringed sideroblast positive, or RS positive, and ringed sideroblast negative, or RS negative; patients with high (4-6 RBC units/8 weeks) and very high baseline transfusion burden (>6 RBC units/8 weeks); and patients classified as Low or Intermediate-1 risk according to the IPSS. The most common Grade 3/4 adverse reactions were neutropenia (72%) and thrombocytopenia (65%), which lasted a median duration of less than two weeks, and in more than 80% of patients were resolved to Grade <2 in under four weeks.

Myelofibrosis (MF)

MF, a type of myeloproliferative neoplasm, is a chronic blood cancer in which abnormal or malignant precursor cells in the bone marrow proliferate rapidly, causing scar tissue, or fibrosis, to form. As a result, normal blood production in the bone marrow is impaired and may shift to other organs, such as the spleen and liver, which can cause them to enlarge substantially. People with MF may have abnormally low or high numbers of circulating RBCs, white blood cells or platelets, and abnormally high numbers of immature cells in the blood or bone marrow. MF patients can also suffer from debilitating constitutional symptoms, such as drenching night sweats, fatigue, severe itching, or pruritus, abdominal pain, fever and bone pain. There are estimated to be approximately 12,000 patients living with MF in the U.S., of which an estimated approximately 10,000 patients are expected to be relapsed/refractory to JAK inhibitors in 2028 and potentially eligible for treatment with imetelstat if it is approved in that indication, according to IQVIA claims data and a DRG 2022 report.

Approximately 70% of MF patients are classified as having Intermediate‑2 or High-risk disease, as defined by the Dynamic International Prognostic Scoring System Plus described in a 2011 Journal of Clinical Oncology article. Drug therapies currently approved by the FDA and other regulatory authorities for treating these MF patients include JAK inhibitors, ruxolitinib, fedratinib and momelotinib, as well as pacritinib, a kinase inhibitor. Currently, no drug therapy is approved for those patients who fail or no longer respond to JAK inhibitor treatment, and median survival for MF patients after discontinuation from ruxolitinib is only approximately 14–16 months, representing a significant unmet medical need.

Ongoing Phase 3 IMpactMF Trial in Relapsed/Refractory MF

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

Current Status of IMpactMF

IMpactMF opened for patient screening and enrollment in December 2020. As of February 2025, the trial was approximately 80% enrolled. Based on our planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028. Because these analyses are event-driven and it is uncertain whether actual rates for enrollment and events will reflect current planning assumptions, the results may be available at different times than currently expected. At the interim analysis, if the pre-specified statistical OS criterion is met, then we expect such data may potentially support the registration of imetelstat in relapsed/refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis, which is expected to occur approximately one year later.

The timing and achievement of either or both of the planned analyses depend on numerous factors, including enrollment rates and blinded death rates, which have in the past been, and may continue to be, lower than our projections. In addition, our ability to enroll, conduct and complete IMpactMF depends on whether we can obtain and maintain the relevant clearances from regulatory authorities and other institutions to enroll, conduct and complete the trial.

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

In IMbark, patients also experienced other positive clinical outcomes, including symptom improvement, spleen reduction and bone marrow fibrosis improvement. In June 2020, we reported correlation analyses from IMbark that showed a trend of longer OS in patients who achieved symptom response, spleen volume reductions and improved bone marrow fibrosis, in a dose-dependent manner. Furthermore, the reductions in the variant allele frequency of key driver mutations in MF and the improvement in bone marrow fibrosis observed in IMbark have also been correlated to the improvement in OS. We believe the improvement in bone marrow fibrosis, potential survival benefit, molecular data and correlations from IMbark provide strong evidence of the potential for disease modification with imetelstat, which we believe would differentiate imetelstat from currently approved treatments for MF, if approved.

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

FDA Fast Track Designation

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

In October 2017, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with TD anemia due to lower-risk MDS who do not have a non-del 5q abnormality and who are refractory or resistant to treatment with an ESA (i.e., the treatment population in IMerge Phase 3).

In September 2019, the FDA granted Fast Track designation to imetelstat for the treatment of adult patients with Intermediate-2 or High-Risk MF whose disease has relapsed after or is refractory to JAK inhibitor treatment (i.e., the treatment population in IMpactMF).

Potential Additional Indications

IMproveMF: Phase 1 Combination Clinical Trial in Frontline Myelofibrosis (Frontline MF)

We are also evaluating imetelstat as a combination therapy in the Phase 1 IMproveMF clinical trial as a first-line treatment for patients with Intermediate-1, Intermediate-2 or High-Risk myelofibrosis. Based on the dose escalation findings in Part 1 of the study, presented at the American Society of Hematology, or ASH, annual meeting in December 2024, imetelstat 9.4 mg/kg dosed every four weeks with ruxolitinib was the selected dose for the dose expansion Part 2 of the study, which is currently enrolling patients.

IMpress: Investigator-Led Phase 2 Clinical Trial in Higher Risk Myelodysplastic Syndromes (Higher Risk MDS) and Acute Myeloid Leukemia (AML)

Imetelstat is also being studied in an investigator-led IMpress Phase 2 clinical trial in Intermediate-2 or High-Risk myelodysplastic syndromes, or higher-risk MDS, and acute myeloid leukemia, or AML, patients that are relapsed or refractory to hypomethylating agent, or HMA, treatment. Based on observations from an interim analysis from the first cohort, presented at ASH in December 2024, the protocol was amended to a more frequent dosing schedule for a second cohort of patients being enrolled and treated with this modified schedule as of August 2024.

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

Preclinical Lymphoid Hematologic Malignancies

Academic research data suggests that certain lymphoid hematologic malignancies have higher telomerase activity and shorter telomeres when compared to normal healthy cells. Based on this scientific hypothesis, we conducted a preclinical research project with MD Anderson Cancer Center to determine the potential application of imetelstat in lymphoid hematologic malignancies. The project was completed, and preliminary results of the research project were published in Blood in November 2022. Exploring the utility of imetelstat in lymphoid hematologic malignancies remains an area of interest for us.

Intellectual Property and Regulatory Exclusivity

Intellectual property, including patent protection, is very important to our business. We file patent applications in the U.S. and other jurisdictions, and we also rely on trade secret protection and contractual arrangements to protect aspects of our business. An enforceable patent with appropriate claim coverage can provide an advantage over competitors who may seek to employ similar approaches to develop therapeutics, and so the future commercial success of RYTELO (imetelstat), and therefore our future success, will be in part dependent on our intellectual property strategy.

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

The information provided in this section should be reviewed in the context of the section entitled “Risks Related to Protecting Our Intellectual Property” described in “Risk Factors” in Part I, Item 1A of this Report.

RYTELO (imetelstat)

Summary

RYTELO was developed internally by us, and we hold global commercial rights to it. We own issued patents related to RYTELO in the U.S., Europe and other countries. Although composition of matter patents generally provide the most comprehensive coverage of a therapeutic product such as RYTELO, subsequent patent filings directed to other aspects of RYTELO may also provide additional patent coverage with later expiration dates. In addition, it may be possible to obtain patent term extensions of some patents in some countries for claims covering RYTELO or relating to RYTELO, such as methods of treatment with RYTELO, which could further extend the patent term.

We have issued patents in the U.S., Europe and other countries that provide patent coverage into 2033 (not including any patent term extension) pertaining to the treatment of MDS and MF with RYTELO.

In the U.S., our method of treatment patent rights for MDS and MF expire in March 2033 (not including any patent term extension). We also hold an issued patent in the U.S. covering the composition of matter of RYTELO (imetelstat) that expires in December 2025. Now that we have received approval for RYTELO in the U.S., we have applied for patent term extensions under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (as amended), or the Hatch-Waxman Act, which, if granted, would extend the patent term of either our method of treatment patent for MDS and MF or our composition of matter patent by up to five years.

In Europe and other countries, our patent rights for use in MDS and MF expire in November 2033 (not including any patent term extension). Our composition of matter patent coverage expired in September 2024. Subject to receiving approval for RYTELO from the EC, we plan to seek patent term extension under a Supplementary Protection Certificate, or SPC, as permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, of one of our use patents, such as our patent for use in MDS, in the European Economic Area, or the EEA, which could extend the patent term by up to five years.

In the U.S., Europe, and other countries, we are also pursuing other patent rights relating to RYTELO (imetelstat), such as methods of treatment of MDS in specific patient subpopulations, reagents useful in the manufacturing processes for the drug, and other methods of treatment and kit claims, certain of which are co‑owned with other entities.

Patent Term Extension

Although we are in the process of seeking patent term extension for some of our issued patents covering RYTELO, it is not possible to obtain patent term extension of any patents that expired prior to or are issued following regulatory approval. For the patents for which we are seeking a patent term extension, we may not be granted any such patent term extension and/or the applicable time period of such patent term extension could be less than we have projected. Moreover, in some countries, including the U.S., such patent term extensions, if any, are limited to those claims which encompass the product composition and treatment indications as approved by the relevant healthcare regulatory authority. During the life of the patent term extension, however, its scope of protection will expand to include any additional indications subsequently approved for the product and claimed by the patent. Furthermore, some jurisdictions, including the U.S., allow the filing of patent term extension applications on multiple patents, but ultimately the patent owner must select one patent to which the extension is applied.

In the U.S., now that we have received approval for RYTELO in certain patients with lower-risk MDS, we may potentially extend the term of our composition of matter patent in the U.S. for a maximum of five years until December 2030, subject to U.S. Patent and Trademark Office, or USPTO, approval. Alternatively, we may potentially extend the term of our method of treatment for MDS claims in the U.S. until August 2037, subject to USPTO approval. As we have previously disclosed, we expect to apply patent term extension, if granted, to our method of treatment patent, since doing so provides a longer patent term. However, if we do not receive a patent term extension for our U.S. method of treatment patent for MDS, it will expire in March 2033. Once our composition of matter patent expires in the U.S., we must rely on our method of treatment patent and other patents and regulatory exclusivity for RYTELO in the U.S.

Similarly, in Europe, subject to receiving approval from the EC for RYTELO in certain patients with lower-risk MDS, we plan to seek to potentially extend the term of our patents in the EEA for the use of RYTELO in MDS for a maximum of five years, from November 2033 until November 2038, subject to European Patent Office approval. Since our European composition of matter patents expired in September 2024, we must rely on our use and other patents and, subject to receiving approval from the EC, regulatory exclusivity for RYTELO in the EEA.

If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO in the U.S. and EU, our financial results, business and business prospects, and future development of imetelstat could be materially and adversely affected, which might cause us to cease operations.

Orphan Drug Designation and Market Exclusivity

United States

For a drug to qualify for orphan drug designation by the FDA, both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act, or ODA, and FDA’s implementing regulations. Orphan drug designation is granted by the FDA’s Office of Orphan Drug Products in order to support development of medicines for rare diseases or conditions, which generally are those that affect fewer than 200,000 people in the U.S. or, if the disease or condition affects more than 200,000 individuals annually in the U.S., if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the U.S. Orphan drug designation qualifies the sponsor of the drug for various development incentives under the ODA, including certain tax credits for qualified clinical testing and exemption from user fees. A drug granted approval for an orphan designated indication generally receives seven years of market exclusivity, during which time the FDA generally may not approve any other application for the same product for the same use, with certain limited exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs.

A marketing application for a prescription drug product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication for a disease or condition other than the rare disease or condition for which the drug was granted orphan drug designation. The granting of orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval. The safety and effectiveness of a drug product must be established through adequate and well‑controlled studies. Orphan drug exclusivity does not prevent the FDA from approving a drug product containing a different active moiety for the same disease or condition, or a drug product containing the same active moiety for a different disease or condition , and also imposes certain requirements on manufacturers, such as the availability of drug supply, in order to maintain orphan drug exclusivity.

In June 2015 and December 2015, the FDA granted orphan drug designation to imetelstat for the treatment of MF and MDS, respectively, and following approval of RYTELO in June 2024, the FDA listed in its Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, that RYTELO has orphan drug exclusivity, which is expected to provide orphan drug exclusivity until June 2031, subject to our continuing compliance with the requirements to maintain such orphan drug exclusivity.

In addition to orphan drug exclusivity, under the Hatch-Waxman Act, if a product is a “new chemical entity” or NCE, generally meaning that the active moiety has never before been approved in any drug, there is a period of five years from approval of the first indication during which the FDA may not accept for filing any abbreviated new drug application, or ANDA, under section 505(j) of the Federal Food, Drug, and Cosmetic Act, or an application under section 505(b)(2) of the statute for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification.

Our request for NCE exclusivity for RYTELO is pending review by the FDA. If the FDA were to grant NCE exclusivity for RYTELO, NCE exclusivity would continue until June 2029.

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data, (other than bioavailability studies) derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

In the US, the exclusivity periods and patent-related protections described above also may be eligible for a six-month extension of regulatory exclusivity, or pediatric exclusivity, pursuant to section 505A of the Federal Food, Drug, and Cosmetic Act, if the sponsor submits pediatric data that “fairly respond” to a written request from FDA for such data; however, we do not expect to receive pediatric exclusivity for RYTELO in the U.S.

Europe

In the EEA, pursuant to the European Union Data Exclusivity Directive 2004/27/EC, upon drug product approval a new medicinal product is entitled to New Active Substance, or NAS, exclusivity in the form of eight years of data exclusivity and two years of market exclusivity, conferring a total of ten years of exclusivity for the first-approved indication. Thus, subject to receiving approval from the EC for RYTELO for the treatment of certain patients with lower-risk MDS, we expect to have a total of ten years of NAS exclusivity for this indication from the time of approval.

In addition to NAS exclusivity, orphan drug designation by the EC provides regulatory and financial incentives for companies to develop and market therapies that treat a life‑threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU, and where no satisfactory treatment is available. Orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers, as well as protocol assistance from the EMA during the product development phase, and direct access to the centralized authorization procedure. In addition, ten years of market exclusivity is granted following receipt of drug product approval, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved by the EC. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.

In December 2015 and July 2020, the EC granted orphan drug designation to imetelstat for the treatment of MF and MDS, respectively. As part of its review of our MAA for RYTELO, the EMA reviewed the grant of orphan drug designation for the treatment of certain patients with MDS. If RYTELO is approved by the EC and we continue to maintain orphan drug designation for RYTELO for MDS, we anticipate that we will have the potential to retain market exclusivity in the EEA for RYTELO in the approved indication for ten years post-approval. However, if in the future the EC chooses not to maintain its grant of orphan designation for RYTELO for MDS, we will not be eligible for 10 years of orphan drug exclusivity, although we would still be eligible for up to 10 years of NAS exclusivity, as described above.

In addition, subject to RYTELO's approval by the EC, under the European Pediatric Regulation, if we fulfill our pediatric investigation plan agreed upon with the EMA, we would be eligible to receive an additional two years of exclusivity, which may enable us to maintain orphan drug exclusivity in the EEA for RYTELO in certain patients with lower-risk MDS for an additional two years.

Prior Collaboration with Janssen Biotech, Inc.

Upon the effective date of termination of the license and collaboration agreement, or the Prior Collaboration Agreement, with Janssen Biotech, Inc., or Janssen, on September 28, 2018, we regained global rights to imetelstat and are continuing the development, commercialization and marketing of imetelstat on our own. In accordance with the termination provisions of the Prior Collaboration Agreement, we have an exclusive worldwide license for intellectual property developed under the Prior Collaboration Agreement for the further development, commercialization and marketing of imetelstat, without any economic obligations to Janssen with respect to such license. Janssen has assigned to us certain intellectual property developed by it under the Prior Collaboration Agreement. We now are responsible for the costs of maintaining, prosecuting and litigating all imetelstat intellectual property that we own.

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

Since September 2018, we have engaged third‑party contract manufacturers and have established our own manufacturing supply chain to manufacture and supply additional quantities of imetelstat that meet applicable regulatory standards for current and potential commercial uses and current and potential future clinical trials.

We do not have direct control over third‑party personnel or operations. These third‑party contract manufacturers, and/or any other third parties that we may rely upon for the manufacture and/or supply of imetelstat, typically complete their services on a proposal by proposal basis under master supply agreements and may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for commercial production and successful Phase 3 clinical trials. These third‑party contract manufacturers, and/or any other third parties that we may rely upon for the manufacture and/or supply of imetelstat, may not be able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at a commercially reasonable cost. We are responsible for establishing any long‑term commitments or commercial supply agreements with any of the third‑party contract manufacturers for imetelstat. The information provided in this section should be reviewed in the context of the section entitled “Risks Related to Manufacturing RYTELO (Imetelstat)” under Part I, Item 1A, “Risk Factors” of this Report.

Competition

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO is competing with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of.

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

In lower-risk MDS, data from IMerge Phase 3 resulted in FDA approval of RYTELO in June 2024 for the treatment of certain patients with lower-risk MDS. IMerge showed meaningful and durable transfusion independence, activity across MDS patient subtypes, and potential disease-modifying activity achievable with RYTELO treatment. We believe that these key features are differentiators compared to currently approved products as well as investigational drugs currently in clinical development.

In lower-risk MDS, RYTELO competes against a number of currently existing therapies, including ESAs and other hematopoietic growth factors that are indicated for anemia; immunomodulators, such as Revlimid (lenalidomide) by Celgene Corporation, or Celgene, a Bristol Myers Squibb Company, or BMS, company;

hypomethylating agents, such as Vidaza (azacitidine) by Celgene and manufacturers of generic azacitidine; Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex Pharmaceuticals, Inc., or Astex; Tibsovo (ivosidenib), an IDH1 inhibitor, by Servier Pharmaceuticals, LLC; and Reblozyl (luspatercept), a TGF-beta inhibitor, by BMS. In August 2023, luspatercept was also approved for the treatment of anemia in ESA-naive adult patients with very low-to intermediate-risk MDS who may require regular RBC transfusions.

Other therapies currently in Phase 3 development in lower-risk MDS include elritercept (KER-050), a TGF-beta inhibitor, by Keros Therapeutics, Inc.; and Reblozyl (luspatercept) in non-transfusion-dependent lower-risk MDS patients, by BMS.

In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower-risk MDS, including but not limited to: LB‐100, a PP2A inhibitor, by Lixte Biotechnology Holdings, Inc.; bemcentinib, an AXL inhibitor, by BerGenBio ASA; H3B‐8800, a spliceosome inhibitor, by H3 Biomedicine, Inc.; TP-0184, an inhibitor of ALK2 or ACVR1 kinase, by Sumitomo Dainippon Pharma Oncology, Inc; ilginatinib (NS-018), a JAK2 inhibitor, by NS Pharma, Inc., a U.S. subsidiary of Nippon Shinyaku Co., Ltd., or NS Pharma; a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; JSP191, or briquilimab, an anti-C-kit antibody, by Jasper Therapeutics, Inc.; R289, an oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; a combination treatment regimen of luspatercept and lenalidomide by BMS; and HuMax-IL8 (BMS-986253), an anti-IL-8 monoclonal antibody, by BMS and etavopivat, an oral, small molecule activator of erythrocyte pyruvate kinase (PKR) by Forma Therapeutics, Inc., a Novo Nordisk Company; canakinumab, an interleukin antagonist, by Novartis AG; and AG946, a next-generation pyruvate kinase-R (PKR) activator, by Agios Pharmaceuticals, Inc.

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

In Intermediate-2 or High-risk relapsed/refractory MF, data from IMbark suggest potential disease-modifying activity with RYTELO treatment and a potential meaningful improvement in OS, which is supported in a comparison to real-world data.

If approved for commercial sale for the treatment of relapsed/refractory MF, RYTELO would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation, or Incyte, Inrebic (fedratinib) by Celgene, and OJJAARA (momelotinib), which was approved in September 2023 for the treatment of intermediate or high-risk MF, including primary MF or secondary MF (postpolycythemia vera and post-essential thrombocytopenia), in adults with anemia, by GlaxoSmithKline plc, or GSK, as well as a kinase inhibitor, Vonjo (pacritinib), by CTI Biopharma Corp., which was approved in February 2022 for the treatment of adults with Intermediate or High-Risk primary or secondary myelofibrosis with a platelet count below 50 × 109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy; and pegylated interferon. Drugs for the treatment of MF-associated anemia include ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide.

Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than RYTELO for MF, include momelotinib plus AZD5153, a BET inhibitor by GSK; pelabresib (CPI-0610), a BET inhibitor, by MorphoSys AG (acquired by Novartis in 2024); and navtemadlin, an MDM2-inhibitor, by Kartos Therapeutics, Inc. Other approaches for MF currently under investigation that could compete with RYTELO in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by F. Hoffmann-La Roche, Ltd.; INCB160058, a JAK2 inhibitor, by Incyte; AJ1-11095, a JAK2 inhibitor, by Ajax Therapeutics, Inc.; SLT-5505, a pan-LOX inhibitor, by Syntara Limited; tasquinimod, an S100A9 inhibitor, by Active Biotech AB; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; pelcitoclax (APG-1252), a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma; DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; KER-050 in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; TP-3654, PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR vaccine, a peptide-based vaccine, from the Icahn School of Medicine at Mount Sinai.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of RYTELO (imetelstat). Imetelstat will require regulatory approval by regulatory authorities prior to commercialization in any jurisdictions where it is not yet approved. In particular, potential human therapeutic products, such as imetelstat, are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in European and other countries. Various governmental statutes and regulations at both the federal and state level also govern or influence testing, manufacturing, safety, labeling, storage, import, export, distribution, sale and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted. Moreover, compliance with government regulations governing personal data and information security requires the expenditure of substantial time and financial resources. The information provided in this section should be reviewed in the context of the sections entitled “Risks Related to the Further Development of RYTELO (Imetelstat)” and “Risks Related to Regulatory Approval of RYTELO” under Part I, Item 1A, “Risk Factors” of this Report.

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

European Union and Other Regulatory Approval Process

Prior to initiating clinical trials in a region outside of the U.S., a clinical trial application must be submitted and reviewed by the appropriate regulatory authority governing clinical trials in the country in which the trial will be conducted. Whether or not FDA clearance or approval has been obtained, approval of a product by comparable regulatory authorities in the EU and other countries is necessary prior to marketing the product in such countries. The competent regulatory authorities may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been cleared or approved by the FDA or another authority. As with the FDA, the regulatory authorities in the EU and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the EMA and the CHMP provide a mechanism for EU member states to exchange information on all aspects of product licensing. The

EU has established the EMA for the evaluation of medical products, with a centralized procedure which is mandatory for orphan and oncology products and which grants a single marketing authorization valid in all EU member states.

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

Analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers. Additionally, we may be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and certain industry compliance guidance documents. Further, we may be subject to state and foreign laws that require drug manufacturers or other pharmaceutical companies to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state, foreign and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that require the reporting of information related to drug pricing; and state, federal and foreign laws governing the privacy and security of personal data (including key-coded data and health information), including the European Union’s General Data Protection Regulation, or EU GDPR, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Data Privacy and Security

In the ordinary course of our business, we process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Efforts to ensure that our current and future business arrangements will comply with applicable data privacy and data security laws and regulations will involve substantial costs. For example, foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose strict significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects formalizing a heightened and codified standard for data subject consent, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating data breach notifications to relevant supervisory authority(ies), and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Moreover, we expect that there will continue to be new proposed data privacy and security laws, regulations and industry standards in the U.S. As one example, the California Consumer Privacy Act of 2018, or CCPA, imposes numerous obligations on covered business. Although the CCPA exempts certain data (such as some data processed in the context of clinical trials), the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal data we maintain about California residents. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. Failure, or perceived failure, to comply with all applicable obligations could result in enforcement actions, fines, litigation, and other consequences. See the section titled “We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration; fines and penalties; disruptions for our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts,” under “Risk Factors” in Part I, Item 1A of this Report for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the U.S. and markets in other countries, sales of RYTELO will depend, in part, on the extent to which third‑party payors provide coverage and establish adequate reimbursement levels.

In the U.S., third‑party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a product is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. A third-party payor could also require that certain lines of therapy be completed or failed prior to reimbursing our therapy. The principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Third‑party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost‑effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of RYTELO, in addition to the costs required to obtain the FDA approvals. Nonetheless, RYTELO may not be considered medically necessary or cost‑effective. Moreover, the process for determining whether a third‑party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product, as there is no uniform coverage and reimbursement policy among third-party payors in the U.S. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in RYTELO. Even if a third-party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate. Coverage policies and third-party payor reimbursement rates may change. Thus, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce demand for the product and also have a material adverse effect on future sales.

Healthcare Reform

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, (i) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare that have been on the market for at least seven years (the “Medicare Drug Price Negotiation Program”), and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8,

2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Additionally, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

The U.S. and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, the ACA was signed into law, which included a number of provisions of importance to the biopharmaceutical industry. There have been judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We expect that other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for RYTELO. It is unclear how any such healthcare reform measures will impact the pharmaceutical industry.

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

Information About Our Executive Officers

The following table sets forth certain information with respect to our executive officers and other members of management as of January 31, 2025:

Name	Age	Position
Executive Officers
John A. Scarlett, M.D.	73	President, Chief Executive Officer and Chairman of the Board
Michelle Robertson	58	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Joseph Eid, M.D.	57	Executive Vice President, Research and Development
Faye Feller, M.D.	43	Executive Vice President, Chief Medical Officer
Andrew J. Grethlein, Ph.D.	60	Executive Vice President, Chief Operating Officer
Scott A. Samuels, Esq.	54	Executive Vice President, Chief Legal Officer and Secretary
James Ziegler	59	Executive Vice President, Chief Commercial Officer

Other Members of Management
Melissa A. Kelly Behrs	61	Executive Vice President, Business Operations and Chief Alliance Officer
Edward E. Koval	62	Executive Vice President, Chief Business Officer
Shannon T. Odam	50	Senior Vice President, Chief People Officer

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

Joseph Eid, M.D., has served as our Executive Vice President Research and Development since November 2024. Prior to joining Geron, Dr. Eid served as President, Research and Development for Dragonfly Therapeutics, Inc., a clinical stage biopharmaceutical company, with overall responsibilities for Dragonfly's discovery and clinical research strategy and execution, from February 2023 to March 2024. Before joining Dragonfly Dr. Eid served as Executive Vice President, Chief Medical Officer at Luzsana Biotechnology, Inc., a pharmaceutical company and a subsidiary of Hengrui Pharmaceuticals, from October 2021 to September 2022. Prior to his biotechnology leadership roles, Dr. Eid served as Senior Vice President and Head, Global Medical Affairs for Bristol Myers Squibb, or BMS, from 2017 to 2021, where he led global medical affairs across four therapeutic franchises. Prior to BMS, Dr. Eid spent nine years at Merck, first at Merck Research Labs, where he led the first-in-human strategy of their global KEYTRUDA® program, and then at Merck Global Human Health, where he built Merck's global oncology medical affairs team. Dr. Eid started his pharmaceutical career at Hoffmann La Roche, where he was responsible for both early- and late-stage assets and led several clinical teams. Prior to entering the biopharmaceutical industry, Dr. Eid was an Assistant Professor in the hematology department of Robert Wood Johnson Medical School in New Jersey from 1999 to 2004 and as a volunteer, through 2019. Dr. Eid received his M.D. from Saint Joseph University, Faculty of Medicine, and serves on ALSAC/St Jude Children’s Research Hospital board, and on the board of Angle PLC, a liquid biopsy company.

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

Scott A. Samuels, Esq. has served as our Executive Vice President, Chief Legal Officer and Secretary since August 2023. Prior to joining Geron, Mr. Samuels served as Chief Legal Officer and Chief Compliance Officer of Prilenia Therapeutics, Inc., a clinical-stage biotechnology company, from March to May 2023. Before that, he served as Senior Vice President, General Counsel of BeiGene, Ltd., a global oncology company, from May 2017 to July 2022, where he built a large, global legal and compliance team, oversaw launches of three internally developed drug products in the U.S., Europe and China and development of a global healthcare compliance program, and led key strategic transactions with Amgen, Inc., Novartis AG and Celgene (now Bristol Myers Squibb). Prior to BeiGene, Mr. Samuels was assistant general counsel and then acting general counsel at ARIAD Pharmaceuticals, Inc., where he managed the company’s legal affairs, including SEC compliance and corporate governance and key licensing and distribution agreements prior to ARIAD’s acquisition by Takeda. Mr. Samuels also practiced law for 17 years in the corporate and life sciences practices at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., a national law firm. Mr. Samuels received his B.A. in philosophy from Cornell University and his J.D. from George Mason University School of Law.

James Ziegler has served as our Executive Vice President, Chief Commercial Officer since September 2024. Prior to joining Geron, Mr. Ziegler served as the Executive Vice President, Commercial for Iovance Biotherapeutics, Inc., a biopharmaceutical company, from February 2020 to September 2024, with global responsibilities for Iovance's novel tumor infiltrating lymphocyte cell therapy program, where he led the U.S. commercial launch of Amtagvi™ for patients with previously treated advanced melanoma. Previously, Mr. Ziegler served in numerous commercial roles at Gilead Sciences, Inc., from 2011 to 2020, most recently as Vice President of the Cardiopulmonary and Inflammation Business Unit. Mr. Ziegler's earlier experience included commercial roles of increasing responsibility at Biogen, Inc., Amgen and Pfizer, Inc. Prior to his roles in the biopharmaceutical industry, Mr. Ziegler served as an armor officer in the U.S. Army. Mr. Ziegler received a B.S. from the United States Military Academy at West Point and an M.B.A. from the University of Chicago.

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

Shannon T. Odam has served as our Senior Vice President, Chief People Officer since January 2024. Previously, she served as our Vice President, Human Resources since joining Geron in June 2019. Prior to joining Geron, Ms. Odam served as Vice President, Human Resources at BioElectron Technology Corp., a clinical-stage biotechnology company, where she created and executed upon a unified vision by streamlining organizational design structure, designed leadership development programs to drive skills needed for future growth and led and executed human resources operations, from May 2017 to July 2018, before its acquisition by PTC Therapeutics Inc. in 2019. Before that, Ms. Odam served in various human capital roles at PricewaterhouseCoopers, or PWC, a multinational professional services firm, from 2007 to 2017. While at PWC, Ms. Odam served as the Silicon Valley Diversity and Inclusion Leader, the Audit Human Resources Leader, as well as an executive coach for PWC’s Coaching Center of Excellence. Ms. Odam received a B.S. in criminology from California State University, Fresno, an M.S. in Organizational Development from University of San Francisco and an Executive Coaching Credential from the Hudson Institute of Coaching.

Human Capital

Corporate Values

Fostering and maintaining a strong, healthy culture is a key strategic focus. We recognize and value the unique strengths of each of our team members, and the impact and contributions of every employee.

Our core values are the foundational principles of our organization. These values reflect who we are, how we work and the way our employees interact with one another, our partners, our communities, and our shareholders. They are the essential tenets that guide our business decisions, govern our relationships, both internally and externally, and articulate what we stand for and who we are. These values dictate the ways in which we interact, work and communicate, how we resolve conflicts and ultimately, how we strive to make Geron successful.

Our team of talented professionals is the foundation of our company and fuels our historical and prospective achievements for patients. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future opportunities. As of December 31, 2024, we had 229 full‑time employees, of which 142 were women and 87 were men. Twenty-two of our employees hold Ph.D. degrees and 90 hold other advanced degrees. Of this current total workforce, 96 employees were engaged in, or directly supported, our commercial, marketing, market access, and business insight and analytics activities; 82 were engaged in, or directly supported, our medical affairs, quality, regulatory, pharmacovigilance, biometrics, clinical science, and research and development activities; and 51 were engaged in, or directly supported, general and administrative activities, such as business development, legal, finance, human resources, information technology and administration. Every employee plays a vital role in furthering our business goals and advancing the development and delivery of our novel medicine to patients.

In addition to our employee base, we have established, and expect to continue to establish, consulting agreements with drug development professionals, clinicians, attorneys and regulatory experts with experience in numerous fields, including clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing and regulatory affairs.

To succeed in our mission, we must attract, recruit, retain, develop and motivate qualified clinical, nonclinical, commercial, scientific, manufacturing, regulatory, management and other personnel needed to support our business and operations. As a biotechnology company with office locations in the San Francisco Bay Area and northern New Jersey, and with remote employees throughout the U.S., we operate in a highly competitive industry and geographies for employee talent. In 2024, we engaged in extensive recruiting efforts to source and interview a talented and diverse pipeline of candidates, and enhanced our capabilities by significantly expanding our employee base. We grew our workforce by 103 employees, 74 of whom are part of our commercial team, who play a critical role in commercializing RYTELO. We maintain a comprehensive dashboard of measurements, including recruitment productivity, diversity, equity and inclusion metrics, employee engagement scores, total rewards benchmarking, participation rates and satisfaction scores for internal training, turnover rates and exit interview results, to guide our human capital management efforts.

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

Every year, we undertake a detailed review of our compensation by position and level and make adjustments necessary to ensure that we continue to provide competitive compensation. We publish pay ranges in all job postings for jobs as required by various states’ pay disclosure requirements.

Corporate Culture

We value an inclusive and diverse workplace because we believe that having a team of people with wide-ranging backgrounds, experiences, perspectives and skillsets enhances our corporate culture and is key to our long-term success. As of December 31, 2024, approximately 62% of our global workforce was women. In addition, 15% of our employees in managerial roles were women, and approximately 7% of our executive management, vice president and above, were women.

Our Code of Business Conduct and Ethics prohibits conduct that creates an intimidating, hostile or offensive work environment, and we are committed against workplace discrimination on any grounds, including disability, nationality, race and religion. As of December 31, 2024, approximately 31% of our employees were self-identified as non-white. In addition, during 2024, we furthered the development of our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities, such as leadership training and coaching resources. Since 2021, we have utilized a peer-centric employee recognition program to empower employees to champion our workplace culture and values, and promote direct praise to peers. In addition, we have implemented a reward program that enables managers to recognize employees who have demonstrated exceptional performance.

In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways, including with group training, individual mentoring and coaching, conference attendance and tuition reimbursement. Our management conducts annual employee engagement surveys and reports to our board of directors on human capital management topics, including corporate culture, employee development and retention, and compensation and benefits. Similarly, our board of directors regularly provides input on important decisions relating to these matters, including with respect to employee compensation and benefits, talent retention and development.

Environmental, Social and Governance (ESG) Efforts

Our commitment to corporate responsibility is integrated throughout our business and informed by our values and ambition to change lives by changing the course of blood cancer. To support blood cancer patients and to address the availability of medical treatment for lower income patients, we have established a patient support program intended to support lower income patients eligible to receive RYTELO. Our ESG initiatives reflect our commitment to making a difference for blood cancer patients and health care providers who care for them through RYTELO and our pipeline of investigational therapies to treat hematologic malignancies. Our ESG priorities also reflect our commitment to fostering a strong culture for employees and governing with integrity to advance our mission and create value for stockholders. We review our ESG practices and disclosures on an ongoing basis.

Communication and Engagement

We believe that part of what sets us apart from other companies is our culture and, in particular, our focus on providing timely and transparent communications and creating a strong sense of belonging and inclusiveness. We engage in periodic in-office and in-person meetings and interactions, as well as in-office and in-person training and development opportunities, to encourage cross-functional team-building and collaboration, in conjunction with which many of our teams engage in group lunches and dinners. We held a summer contest that encouraged our employees to share summer travel experiences and special events, building rapport and strengthening employee relationships, and we conduct organizational and team-specific holiday events to promote connectivity among our employees. We share information and news with employees through quarterly all-hands meetings, monthly newsletters to employees, social media posts on our intranet and outward facing social media sites, such as LinkedIn, and regular employee chats with our Chief Executive Officer and other members of senior management. We survey our employees each year to measure their level of engagement at the Company. Our employee engagement scores have remained relatively steady over the past three years. These surveys provide rich feedback each year that helps us to continue to grow our culture and make Geron a great place to work.

Health, Wellness and Safety

We offer benefits that promote our employees’ whole health and wellness, including reimbursement for certain wellness costs, external support from our employee assistance programs and mental wellness services, which covers therapy and/or coaching for our employees and their dependents, including high school and college-aged children.

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

Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Report or any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment involving numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Report. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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
•
reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
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

To successfully commercialize RYTELO in the U.S., we need to continue to execute on our sales, marketing and distribution plans. The ongoing execution of our sales, marketing and distribution plans requires investment of capital and time, and we cannot be certain that we will be able to continue to execute on our plans successfully. In addition, we compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to recruit as needed, and to retain and effectively train marketing and sales personnel and equip them with compliant and effective materials, our efforts to successfully commercialize RYTELO could be adversely affected.

We currently have no marketing or sales organization outside of the U.S., and as a company, we have no experience selling and marketing approved drugs outside of the U.S. To successfully commercialize RYTELO outside of the U.S, we will need to develop these capabilities, either on our own or with others, including third party contractors. Doing so will require additional investment of capital and time. We may seek strategic partnerships, collaborations, alliances or licensing arrangements, at an appropriate time, to assist us in the potential development and commercialization of RYTELO in the EU, or we may seek to self-commercialize and need to establish business operations in such regions. If we receive regulatory approval to commercialize RYTELO in any other regions, such as the EU, we may be unsuccessful in our efforts to recruit, hire, train and retain personnel to support such business operations; or we may be unable to enter into and conduct successful strategic partnerships, collaborations, alliances or licensing arrangements with third parties to commercialize RYTELO in such regions, should we seek to do so. Any failure or delay in the execution of our sales, marketing and distribution plans would adversely impact the commercialization of RYTELO outside the U.S.

Further, given our limited experience in marketing and selling RYTELO, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize RYTELO. As such, we may be required to hire substantially more sales representatives and medical support liaisons to adequately support the commercialization of RYTELO, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets where RYTELO may be approved for marketing in the future, such as the EU, or any other regions where we might seek drug product approval for RYTELO, we may enter into arrangements with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such arrangements on favorable terms, if at all. If potential future partners do not commit sufficient resources to commercialize RYTELO and any future products, and we are unable to develop the necessary marketing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business. In any event, if we are unable to establish and maintain adequate sales and marketing capabilities for RYTELO, whether on our own or through collaborations, our results of operations may be negatively impacted. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.

If we do not obtain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.

Our ability to successfully commercialize RYTELO will depend significantly on obtaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. Although CMS assigned a permanent and product specific J-Code (J0870) for RYTELO, which became effective on January 1, 2025, until CMS and commercial payor systems are updated, physicians may continue to use the non-specific miscellaneous J-Code to bill third-party payors for RYTELO. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims increase the provider administrative burden and must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors. Further, the resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use RYTELO unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement will be critical to market acceptance of RYTELO.

In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation Program provisions of the law are currently subject to legal challenges. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of RYTELO to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

We cannot be sure that coverage and reimbursement will be available for RYTELO, and, if reimbursement is available, what the level of reimbursement will be. Although we have received a permanent and product-specific J-Code (J0870) for RYTELO which became effective on January 1, 2025, there may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO, and reimbursement policies in the U.S. and other jurisdictions may evolve which may adversely impact our ability to successfully commercialize RYTELO. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.

To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.

RYTELO may not achieve market acceptance in the U.S. for lower-risk MDS or any other indication that might be approved by the FDA in the future, or achieve the potential international revenue we believe may be possible if RYTELO is approved outside the U.S., since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize RYTELO. RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:

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

We may be unable to demonstrate any therapeutic or economic advantage for RYTELO compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. National health insurance and/or third-party payors may decide that any potential benefit that RYTELO may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the potential adverse effects or the costs of treatment with RYTELO. If the healthcare community does not accept RYTELO for any of the foregoing reasons, or for any other reasons, our ability to commercialize RYTELO in the U.S. for lower-risk MDS or for any other indications for which RYTELO may be approved, may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects.

If the market opportunities for RYTELO are smaller than we believe, our revenue may be adversely affected, and our business may suffer.

We are commercializing RYTELO in lower-risk MDS, and the addressable patient population in lower-risk MDS is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with lower-risk MDS in the U.S. or the EU. Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with RYTELO, or we may be unable to successfully identify patients and achieve a significant market share in RYTELO’s approved indication, or initial sales of RYTELO may deplete the prevalence pool of patients in the RYTELO’s approved indication more quickly than expected, which would have a negative impact on sales of RYTELO in the future. Our commercialization of RYTELO in the U.S. is limited to certain patients with lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA and similar international regulatory authorities, which would not permit us to market RYTELO for any other indications not expressly approved by those regulatory authorities. Future regulatory approvals for RYTELO, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.

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

If competitors develop products, product candidates or technologies that are superior to or more cost-effective than RYTELO, it would significantly impact the development and commercial viability of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. A discussion of current and potential future competitors of RYTELO can be found in the sub‑section entitled “Competition” in Part I, Item 1, entitled “Business” and elsewhere in this Report.

Many of our competitors, either alone or with their strategic partners, could have substantially greater financial, technical and human resources than we do and significantly greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. We believe that the commercial success of RYTELO is subject to a number of factors, including: product efficacy and safety; method of product administration; cost of manufacturing; the timing and scope of regulatory consents; status of coverage and reimbursement; price; the level of generic competition; and our patent and regulatory exclusivity position.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We anticipate increased competition in the future as new companies explore treatments for myeloid hematologic malignancies, which may significantly impact the commercial viability of RYTELO. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to RYTELO. These companies and institutions compete with us in recruiting and retaining qualified development and management personnel as well as in acquiring technologies complementary to the RYTELO program.

As a result of the foregoing, competitors may develop more commercially desirable or affordable products than RYTELO or achieve earlier patent protection or product commercialization than we may be able to achieve with RYTELO. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to RYTELO. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by RYTELO. Competitors may develop products that are safer, more effective, or less costly than RYTELO, or more convenient to administer to patients and, therefore, present a serious competitive threat to RYTELO. In addition, competitors may price their products below what we may determine to be an acceptable price for RYTELO, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than RYTELO. Such competitive products or activities by competitors may render RYTELO obsolete, which may cause us to cease any further development or future commercialization of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.

We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.

We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO in the U.S., and the financial failure of any of these parties could adversely affect our revenues, financial condition or results of operations. We rely on such distributors and specialty pharmacies to effectively distribute RYTELO in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these parties, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability by our distributors or specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other distributors, specialty pharmacies or vendors to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

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

The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. If RYTELO is approved for commercialization in the EU, in some countries we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO, if it is approved for marketing in the EU. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of RYTELO is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of RYTELO in those countries would be negatively affected.

Much like the federal Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians and other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

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

RISKS RELATED TO REGULATORY APPROVAL OF RYTELO

We may be unable to maintain regulatory approval for RYTELO in the U.S. for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

In June 2024, we received regulatory approval from the FDA to commercialize RYTELO in the U.S. in certain patients with lower-risk MDS. Federal, state and local governments in the U.S. have significant regulations in place that may limit or prevent us from successfully commercializing RYTELO for lower-risk MDS. We do not currently have regulatory approval for RYTELO in any other jurisdiction or for any other indication, and governments in other jurisdictions have significant regulations that may limit or prevent us from successfully commercializing RYTELO in other jurisdictions. Failure to maintain regulatory approval for RYTELO for lower-risk MDS, or delays in obtaining, failure to obtain, or limitations in the scope of such approvals in any other jurisdictions or for any other indications, could:

•
result in a withdrawal of RYTELO from the market or could otherwise delay, limit or preclude any revenue we may receive from the commercialization of RYTELO for lower-risk MDS;
•
significantly harm the commercial potential of RYTELO;
•
impede, halt or increase the costs of our activities and plans for clinical development;
•
diminish any competitive advantages that may have been available to us; or
•
delay or preclude any revenue we may receive from the future commercialization of RYTELO in any other jurisdictions or for any other indications, if any.

In addition, approved products and their manufacturers, together with other vendors involved in the commercialization process, are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including import restrictions, seizure and withdrawal of the product from the market.

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

Further, if RYTELO causes serious or unexpected side effects, or if other safety risks are observed as a result of our commercialization efforts for RYTELO in lower-risk MDS or in current or potential future clinical trials, a number of potential significant negative consequences could result, including:

•
regulatory authorities may withdraw approval of RYTELO;
•
we may be required to recall RYTELO, seek to change the way it is administered, conduct additional clinical trials or change the labeling of the product;
•
regulatory authorities may require revisions to the labeling of RYTELO, including limitations on approved uses or the addition of further warnings, contraindications or other safety information, or may impose restrictions on distribution in the form of additional requirements in a risk evaluation and management plan or risk management plan;
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

Our regulatory approval for RYTELO in lower-risk MDS is subject to non-clinical, clinical and manufacturing post-marketing requirements and commitments, including the requirement of continuing to assess long-term safety of RYTELO (imetelstat) in the IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, compliance with good pharmacovigilance practices, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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
•
adverse publicity.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the regulations, policies or guidance of the FDA or any other regulatory authority may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.

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

We may never receive regulatory approval for RYTELO in any other jurisdictions or for any new indications. It can take many years to obtain approval, if approval is obtained at all. Of the large number of drugs in development, only a small percentage complete the development and regulatory approval process and are successfully commercialized. In addition, the lengthy review process and the unpredictability of future or ongoing clinical trials may result in a delay in obtaining, or our failure to obtain, regulatory approval for RYTELO in lower-risk MDS in any jurisdiction other than the U.S., or our inability to obtain regulatory approval for RYTELO for relapsed/refractory MF or for any other indications, which could significantly harm our business and business prospects, and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish to the satisfaction of such regulatory authorities the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in the EU. Although RYTELO is approved in the U.S. in lower-risk MDS and the EMA is reviewing our MAA for RYTELO for lower-risk MDS, there can be no assurance that we will receive regulatory approval from the EC for the commercialization of RYTELO for lower-risk MDS or in any other jurisdiction or for any new indications.

Any marketing approval that we may receive for RYTELO in the EU for lower-risk MDS, or in any other jurisdiction or for any other indication may also be limited or subject to restrictions or post-approval commitments that increase our costs or render RYTELO not commercially viable, which would harm our business and business prospects.

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

Any delay in obtaining or failure to obtain required approvals of RYTELO in any other jurisdictions or for any other indications, or limitations on any regulatory approval that we might receive in the future, if any, could reduce the potential commercial use of RYTELO, and potential market demand for RYTELO and therefore result in decreased revenue for us from any commercialization of RYTELO in any other jurisdictions or for any other indications, any of which could severely and adversely affect our financial results and ability to raise additional capital, if needed, the price of our common stock, our business and business prospects, and might cause us to cease operations.

We may experience additional risks related to operating outside of the U.S. that could materially adversely affect our business.

We have employees located outside of the U.S., conduct clinical trials outside of the U.S., and are seeking to obtain regulatory approval to market RYTELO in the EU, which may subject us to additional risks related to operating outside of the U.S., such as:

•
the EC and other foreign regulatory approvals, if any, may take longer and be more costly to obtain than approvals in the U.S., due to differing regulatory requirements in foreign countries;
•
approval policies or regulations in the EU or of regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for potential approval;
•
the EMA and other regulatory authorities outside of the U.S. may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;
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

For example, the new Trump administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

Uncertainty in the regulatory framework and future legislation could lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Changes to existing regulations may add considerably to the time from clinical development to marketing authorization and commercialization of products in foreign jurisdictions and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations.

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

The FDA granted orphan drug designation to RYTELO in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EC granted orphan drug designation in December 2015 to RYTELO for the treatment of MF and in July 2020 for the treatment of MDS. Orphan drug exclusivity confers seven and 10 years of exclusivity in the U.S. and EU, respectively, following approval, subject to satisfying regulatory requirements. The FDA has confirmed seven years of orphan drug exclusivity for RYTELO following its approval on June 6, 2024 for its approved indication in lower-risk MDS. As part of its review of our MAA for RYTELO, the EMA reviewed the grant of orphan drug designation for the treatment of certain patients with MDS. Designation as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, RYTELO for any indication, or at all, in the U.S., EU or any other country, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as RYTELO prior to RYTELO receiving any exclusive marketing approval.

We may lose orphan drug exclusivity for certain reasons, including if the FDA or the EMA determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of RYTELO to meet the needs of patients with lower-risk MDS or MF. Failure to maintain orphan designation status, or failure to agree to and complete any agreed upon pediatric plan, would lead to the inability to obtain or the loss of such regulatory exclusivity.

Even if we maintain orphan drug exclusivity for RYTELO, the exclusivity may not effectively protect RYTELO from all competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, the FDA or other regulatory authorities can subsequently approve a different drug with the same active moiety for the same condition, if the FDA or other regulatory authorities conclude that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could limit the period of exclusivity we are able to maintain for RYTELO, and may harm our business and business prospects. In addition, for any other indication that we are currently or may in the future seek to develop or obtain regulatory approval for RYTELO, orphan drug designation will neither shorten the development time nor regulatory review time for RYTELO, and it does not give RYTELO any advantage in the regulatory review or approval process.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in the U.S. for lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications, such as from IMpactMF.

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

Regulatory authorities have substantial discretion in the approval process and can delay, limit or deny approval of RYTELO in other jurisdictions or indications, or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:

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
•
a determination by international regulatory authorities that regulatory approval for RYTELO should be narrowed or made more restrictive than our current approval in the U.S. for lower-risk MDS or any future indication for which approval is sought, if any;
•
disagreement regarding the formulation, labeling and/or the specifications for RYTELO;
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

Any of these events may result in a failure to further develop, obtain regulatory approval for or commercialize RYTELO in any jurisdiction or in any indication other than lower-risk MDS in the U.S., which could severely and adversely affect our business and business prospects.

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

Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients in affording pharmaceuticals have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. At least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified.

Our patient assistance program and support of independent charitable foundations could become the target of similar litigation. In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the

Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

If our business activities become subject to challenge under supranational, national, federal, state or international healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute RYTELO. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and Regulations” of this Report.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. For details regarding these legislative and regulatory changes and proposed changes regarding the healthcare system that may affect our ability to operate, see Item 1 “Business - Healthcare Reform” in this Report.

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government authorities, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future sales of RYTELO in the U.S., and outside the U.S. if approved in other jurisdictions.

RISKS RELATED TO THE FURTHER DEVELOPMENT OF RYTELO (IMETELSTAT)

We cannot be certain that we will be able to continue to develop RYTELO or advance it in clinical trials, or that we will be able to receive regulatory approval for RYTELO in any other indications in the U.S., the EU or any other region, on a timely basis or at all.

We are wholly dependent on the success of RYTELO (imetelstat), which is our only approved product, and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO for lower-risk MDS or to expand its indications of use. In this regard, in addition to lower-risk MDS, which is the only indication for which RYTELO has received marketing approval in the U.S., we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our ability to further develop imetelstat and to expand its indications of use to other myeloid hematologic malignancies is subject to significant risks and uncertainties, including, among other things, our ability to:

•
receive regulatory approval to commercialize RYTELO in lower-risk MDS from the EC without the requirement for the conduct and completion of additional pre-approval clinical trials or further analyses, testing or development commitments, if at all, any of which could result in increased costs to us, and delay, limit or preclude our ability to generate revenue in the EU;
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
•
obtain additional capital if and when needed in order to enable us to further advance imetelstat clinical trials in other myeloid hematologic malignancies;
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
•
recruit and retain sufficient qualified and experienced personnel to support the development and commercialization of RYTELO in potential other approved indications and jurisdictions outside the U.S.;
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
•
obtain appropriate coverage and reimbursement levels for the cost of RYTELO from governmental authorities, private health insurers and other third-party payors; and
•
obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for RYTELO in the U.S. and globally.

If we are not able to successfully achieve these goals and overcome other challenges that we may encounter in the research, development, manufacturing and commercialization of RYTELO in indications other than lower-risk MDS, we may be forced to abandon our development and/or commercialization of RYTELO in indications other than lower-risk MDS, which could severely harm our business and business prospects.

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
•
obtaining and/or maintaining regulatory clearances in the U.S. or other jurisdictions to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all;
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
•
the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, changes in tariffs or other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;

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

RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its further commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.

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

Further, as a result of commercialization of RYTELO, or in current or potential future clinical trials, RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt its commercialization or current or potential future clinical trials. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials include:

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
•
additional information supporting the benefit-risk profile of RYTELO may be requested by the FDA or similar international regulatory authorities and if any such information is not available or, if available, not deemed acceptable, regulatory approval could be withdrawn by the FDA in the U.S., and/or current clinical trials could be suspended, terminated, or placed on clinical hold by the FDA or similar international regulatory authorities;
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

In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as IMbark, and if this were to occur with

IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects, any of which might cause us to cease operations.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology, suggest potentially favorable overall survival in relapsed/refractory MF patients treated with imetelstat, compared to BAT using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development of imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects.

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

Although we rely on third parties to conduct our clinical trials, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar international regulatory authorities require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar international regulatory authorities, may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects, including the commercialization of RYTELO, any of which might cause us to cease operations.

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

Switching or adding clinical research organizations, or CROs, investigators, vendors and other third parties involves additional costs and delays because of the time it takes to finalize a contract with a new CRO and for their commencement of work. Although we carefully manage our relationships with our CROs, investigators, vendors and other third parties, we and any of these third parties may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business and business prospects.

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

We do not control the conduct of current or any potential future investigator-led clinical trials, and data from such trials could show marginal efficacy and/or clinically relevant safety concerns related to imetelstat resulting in an unfavorable benefit-risk assessment that could materially and adversely impact our ongoing clinical trials, or our development program as a whole.

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

Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay, limit or preclude the further clinical development or marketing approval of RYTELO in any indication. To the extent that the results of any investigator-led clinical trials raise safety or other concerns, regulatory authorities may withdraw or restrict approval for RYTELO, question the results of such investigator-led clinical trials, or question the results of any of our clinical trials. Safety concerns arising from future investigator-led clinical trials could result in withdrawal of approval of RYTELO, partial or full clinical holds being placed on our INDs by the FDA or other similar international regulatory authorities, as occurred in March 2014, which would further delay or prevent us from commercializing RYTELO or advancing it into further clinical development. Any of the foregoing would delay or preclude any future marketing approvals for RYTELO and could cause us to discontinue our development of it, which would severely harm our business and prospects and could potentially cause us to cease operations.

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

If third parties that manufacture RYTELO fail to perform as needed, the commercial and clinical supply of RYTELO could be interrupted or limited, and we may be unable to successfully commercialize RYTELO or conduct or complete current or potential future clinical trials.

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
•
capacity limitations and scheduling constraints experienced by third-party manufacturers due to scheduling, maintenance and other commitments, and queued manufacturing activities in contracted facilities;
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
•
inadequate storage or maintenance at contracted facilities resulting in theft or spoilage; and
•
natural disasters that affect contracted facilities, including manufacturing, warehousing, and distribution facilities.

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

Risks Related to Our OPERATING RESULTS AND Financial Position

We have a history of net losses and may not achieve consistent future profitability for some time, if ever.

We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of December 31, 2024, our accumulated deficit was approximately $1.8 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the limited historical sales data of RYTELO in lower-risk MDS since its approval by the FDA in June 2024, RYTELO sales will be difficult to predict from period to period and as a result, you should not rely on RYTELO sales results in any period as being indicative of future performance. Sales of RYTELO may be below our own guidance or the expectations of securities analysts or investors in the future. To the extent that we do not meet our guidance, our financial projections or estimates, or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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
•
changes in our cost of sales;
•
the timing and level of royalty payments under the Royalty Pharma Agreement;
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

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly.

For these and other reasons, it is difficult for us to accurately forecast future sales of RYTELO, operating expenses or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps significantly.

Our financial projections and estimates are subject to significant risks, assumptions, and uncertainties, and our actual results may differ materially.

Our financial projections and estimates are subject to significant risks, assumptions, and uncertainties, and our actual results may differ materially. These projections and estimates include estimates of the total addressable market for RYTELO, assumptions regarding patient market share and duration of therapy, as well as assumptions regarding our ability to meet demand. These projections and estimates are subject to various factors beyond our control, including, for example, the level of demand for RYTELO, the extent to which coverage and reimbursement for RYTELO is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, increased costs in the supply chain, increased labor costs, changes in the regulatory environment, the impact of global health crises and changes in our senior management team. Our financial projections and estimates constitute forward-looking statements, are for illustrative purposes only and should not be relied upon as necessarily being indicative of future results. The assumptions and estimates underlying such financial projections and estimates are inherently uncertain and are subject to a wide variety of significant business, economic, competitive and other risks and uncertainties. Actual results may differ materially from the results contemplated by the financial projections. Our independent auditors have not studied, reviewed, compiled or performed any procedures with respect to the projections, and accordingly, they did not express an opinion or provide any other form of assurance with respect thereto. While all financial projections, estimates and targets are necessarily speculative, we believe that the preparation of financial projections involves increasingly higher levels of uncertainty the further out the projection, estimate or target extends from the date of preparation. Accordingly, there can be no assurance that the prospective results are indicative of our future performance or that actual results will not differ materially from those presented in the financial projections or estimates.

Our failure to obtain additional capital, if and when needed, would force us to further delay, reduce or eliminate the further development of RYTELO, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Successful drug development and commercialization requires significant amounts of capital. As of December 31, 2024, we had approximately $502.9 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite FDA approval of RYTELO in June 2024, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in the EU in lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the level of sales and market acceptance of RYTELO;

•
the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including potential commercialization in the EU for lower-risk MDS, if approved, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
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
•
the extent to which we are able to enter into and conduct successful arrangements with third parties, including for the commercialization and marketing of RYTELO in any regions outside of the U.S.;
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

In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including pursuant to our Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

Risks Related to our Indebtedness and ROYALTY PAYMENT OBLIGATIONS

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024 and as of November 1, 2024, the total outstanding principal amount under the Pharmakon Loan Agreement was $125.0 million. The tranches for the remaining $125.0 million available to us under the Pharmakon Loan Agreement are as follows: (a) a Tranche B Loan of $75.0 million, which is available until December 31, 2025 and is available at our option, subject to certain customary and limited conditions; and (b) a Tranche C Loan of $50.0 million, which is available until December 31, 2025, subject to certain conditions including achieving a certain revenue milestone on or prior to November 30, 2025. If we do not achieve such revenue milestone within the required timeline, we will not be eligible to draw down the Tranche C Loan. In addition, before we would consider drawing down any of the remaining tranches under the Pharmakon Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

All obligations under the Pharmakon Loan Agreement are secured by substantially all of our assets, including our intellectual property. Further, the terms of the Pharmakon Loan Agreement place restrictions on our operating and financial flexibility, and limit or prohibit our ability to dispose of certain assets, change our line of business, and engage in other significant transactions. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we draw down any of the remaining tranches under the Pharmakon Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity.

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

In addition, we may borrow additional capital in the future to fund clinical development and our future growth, including pursuant to the Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.

The terms of the Pharmakon Loan Agreement place restrictions on our operating and financial flexibility.

The Pharmakon Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of our subsidiaries to, among other things:

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

Failure to satisfy our current and future debt obligations under the Pharmakon Loan Agreement or to comply with certain covenants in the Pharmakon Loan Agreement could result in an event of default, the occurrence and continuance of which provides the lenders with the right to demand immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement (and in the case of certain insolvency, liquidation, bankruptcy or similar events, automatically requires immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement), and to exercise remedies against us and the collateral securing the Pharmakon Loan Agreement. These events of default include, among other things:

•
insolvency, liquidation, bankruptcy or similar events;
•
failure to observe covenants under the Pharmakon Loan Agreement and ancillary collateral documents, which failure, in certain limited cases, is not cured within 10 or 20 days;
•
the occurrence of a withdrawal event in respect to RYTELO;
•
the occurrence of a material adverse change;
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

The Royalty Pharma Agreement places certain restrictions on our operational flexibility.

The Royalty Pharma Agreement contains covenants that impose on us certain obligations with respect to royalty payments, diligence, reporting, indemnification and includes restriction on intellectual property transfers and out-licenses, and certain other actions. The Royalty Pharma Agreement also limits our ability to create or incur liens or dispose of certain assets related to imetelstat. We have no rights to repurchase the revenue interests in RYTELO sold to Royalty Pharma (other than in connection with a change of control event), thereby limiting our ability to eliminate future applicability of the covenants contained in the Royalty Pharma Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

Risks Related to Protecting Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection and relevant regulatory exclusivities for RYTELO, both in the U.S. and in other countries, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.

Protection of our proprietary technology is critically important to our business. Our success and the success of our commercialization and planned future development of RYTELO will depend on our ability to protect our technologies and RYTELO through patents, regulatory exclusivity, and other intellectual property rights. Our success will depend in part on our ability to obtain, maintain, enforce, and extend our patents and maintain trade secrets, both in the U.S. and in other countries.

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

In addition to our patents covering RYTELO, we also expect to rely on regulatory exclusivity, including orphan drug exclusivity of up to 7 years in the U.S. and 10 years in the EU following approval, to protect our rights to commercialize RYTELO for its approved uses, but such regulatory exclusivity may be limited or withdrawn. See “Risks Related to Regulatory Approval of RYTELO -- Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects.”

In addition to orphan drug exclusivity, we expect to rely on other forms of regulatory exclusivity to protect our ability to commercialize RYTELO. In the U.S., New Chemical Entity, or NCE, exclusivity would entitle us to four years of data exclusivity and one year of market exclusivity, for a total of five years of NCE exclusivity from the date of approval of the first-approved indication. Our request for NCE exclusivity is still pending with FDA, and might not be awarded or could be awarded and then later withdrawn. In Europe, New Active Substance, or NAS, exclusivity is expected to entitle us to eight years of data exclusivity and two years of market exclusivity, for a total of ten years of NAS exclusivity for the first-approved indication, but as with other forms of regulatory exclusivity, NAS exclusivity could be limited or withdrawn.

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

The USPTO and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications. Failure to respond to official actions within prescribed time limits, and nonpayment of fees, for example, maintenance fees, renewal fees, and annuity fees could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the jurisdiction. In such an event, potential competitors might be able to enter the market with the same or similar products to RYTELO, and this circumstance could harm our financial condition, business and business prospects. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.

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

In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive a patent term extension of up to five years beyond its normal expiration. The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Only one U.S. patent may receive patent term extension under the Hatch-Waxman Act. We have applied to the USPTO for patent term extension of some of our patents. Once the USPTO and the FDA determine the extension period for each proposed eligible patent, we will select the one patent to be extended. We expect to apply any patent term extension that is granted in the U.S. to our method of treatment patent for MDS and MF that expires on March 15, 2033. If such patent term extension is granted, we expect the term of the patent to extend through August 2037, although such timing is subject to approval by the USPTO as part of its review of our application for patent term extension and could differ from our calculation. Currently, communication of patent term extension approval and the length of the granted extension period by the USPTO may occur up to several years from filing of an application for patent term extension. Accordingly, we will decide on the specific patent to be extended only after such communication from the USPTO.

Similar extensions are also available in certain countries and territories outside the U.S., such as in Japan, and in Europe as Supplementary Protection Certificates, or SPCs. However, we might not be granted a patent term extension at all because of failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authorities and patent offices in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request and could be less than five years. If we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. Moreover, in some countries, the scope of protection for claims under patent term extension, if any, is limited to the product composition as approved and, for a method of treatment patent, to the approved indications. If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO, our financial results, business and business prospects would be materially and adversely affected, which might cause us to cease operations.

In Europe and other countries, our composition of matter patent coverage expired in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033. Our method of treatment patents may be eligible for patent term extension of up to five years under an SPC, permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, upon receipt of drug product approval, such as, for example, our method of treatment patent for MDS. In Europe, we have separate method of treatment patents covering MDS and MF, and a SPC may only be applied to one patent. Accordingly, in countries of the EEA, we must rely on regulatory exclusivity and our method of treatment patents.

If regulatory approval of RYTELO occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many countries and territories including Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. Accordingly, in Europe and such other similar countries and territories, we will not be able to seek patent term extension of our composition of matter patent, as it expired in September 2024. If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO, our financial results, business and business prospects would be materially and adversely affected, which might cause us to cease operations.

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

If a third party files an application under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or an abbreviated new drug application, or ANDA, under Section 505(j) to obtain permission to sell a generic or follow-on version of RYTELO, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for RYTELO; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification that the new product will not infringe the Orange Book-listed patents for RYTELO, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us within 20 days after the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If the product has NCE exclusivity and the notice is given and the suit filed in the fifth year of exclusivity, the regulatory stay extends until 7.5 years after approval of the reference product. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.

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

Furthermore, if we are engaged in intellectual property litigation, there would be public announcements of filings, briefings, hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these events to be negative, it could have an adverse effect on the price of our common stock.

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

The U.S. has enacted and implemented wide-ranging patent reform legislation, including the Leahy-Smith America Invents Act, or the AIA, signed into law on September 16, 2011. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce our existing patents or patents that we may obtain in the future. Occurrence of these events and/or significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.

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

Our patents or those patent rights we have licensed, including patent rights that we may seek with respect to inventions made by past or future collaborators, may be challenged through administrative or judicial proceedings, which could result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology in patent applications that are subject to the law before the implementation of the AIA, the USPTO may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged and can cause significant delay in the issuance of patents. Our pending patent applications or our issued patents, or those we have licensed and may license from others, may be drawn into interference proceedings or be challenged through post-grant review procedures or litigation, any of which could delay or prevent the issuance of patents, or result in the loss of issued patent rights. We may not be able to obtain from our past or future collaborators the information needed to support our patent rights which could result in the loss of important patent rights.

Under the AIA, interference proceedings between patent applications filed on or after March 16, 2013, have been replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions, such as inter partes review, or IPR, covered business method post-grant reviews and other post-grant reviews. This applies to all our U.S. patents and those we have licensed and may license from others, even those issued before March 16, 2013. A third party could attempt to use the USPTO procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. In addition, the IPR process under the AIA permits any person, whether they are accused of infringing the patent at issue or not, such as entities associated with hedge funds, to challenge the validity of certain patents. Significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.

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

We have a registered trademark, RYTELO, for our product and failure to maintain such trademark could adversely affect our business.

We have a registered trademark, RYTELO, which is the commercial trade name for imetelstat, in a number of countries and regions, including in the U.S. and Europe. Opposition or cancellation proceedings, however, may be filed against our trademarks, and our trademarks may not survive such proceedings. If our United States trademark application which forms the basis for our international registration, or IR, for our commercial trade name is withdrawn or abandoned within the first 5 years of our IR, we will lose our IR registrations which could adversely affect our business. We may be unable to maintain or enforce our current and future trademarks, and if we fail to satisfy the applicable regulatory requirements, we may not have enforceable trademark rights or registrations in such jurisdictions. Our product trademark, RYTELO, is approved by the FDA and the EMA.

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

Our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS and in any other jurisdiction or indication for which it is approved, and to continue to develop RYTELO in other myeloid hematologic malignancies depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we need to recruit, maintain, motivate and integrate additional personnel with expertise and experience in sales, marketing, market access, commercial operations, pricing, clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs, legal affairs, and compliance to enable us to further commercialize and further develop RYTELO.

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

We intend to develop RYTELO broadly for hematologic malignancies, and to commercialize, market and sell RYTELO in the U.S. for certain patients with lower-risk MDS and potentially in the EU for certain patients with lower-risk MDS. We may seek to self-commercialize or seek a collaborative partner or partners, at an appropriate time, to assist us in the potential development and commercialization of RYTELO outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. Our ability to seek and establish potential collaborative arrangements may be impacted by delays in marketing approvals of RYTELO in lower-risk MDS in the EU and in reporting results from IMpactMF, as well as the period of the patent protection and market exclusivity for RYTELO. In addition, the terms of our Pharmakon Loan Agreement may limit our ability to enter into certain collaborative arrangements and any future debt agreements may continue or further limit our ability to enter into such agreements. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.

If we are unable to negotiate collaborative arrangements, we may have to:

•
delay, curtail or abandon the additional development of RYTELO;
•
delay, curtail or abandon the commercialization of RYTELO in jurisdictions where it is approved;
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
•
potentially costly trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them, including in connection with new Trump administration changes;
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

We are not currently a party to any material pending legal proceedings. However, securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. In 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed, and final judgment with respect to the other two lawsuits was entered in October 2023. In 2020 and 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our then current officers and certain of our then current and former members of our board. All seven of the shareholder derivative actions were dismissed with prejudice.

While we settled these lawsuits, it is possible that additional lawsuits might be filed, or allegations might be received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense of any additional lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. We could be forced to expend significant resources in any potential future lawsuits, and we may not prevail in such lawsuits. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage.

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

RISKS RELATED TO INFORMATION TECHNOLOGY SYSTEMS, DATA SECURITY AND DATA PRIVACY

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

In the ordinary course of our business, we (and third parties with whom we work) collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process (commonly known as processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data and participant study related data), intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third-party service providers to establish and maintain appropriate information technology and data security protections, including disaster recovery and business continuity procedures, over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for contractual duties and obligations, we have limited ability to control or monitor third parties’ safeguards and actions related to such matters, and these third parties may not have adequate information security measures in place. Furthermore, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Most of our employees work remotely, resulting in increased risks of loss or theft of company devices as well as increased risks to our information technology systems and data, as employees utilize network connections, computers, and devices outside our premises and networks, including working at home and while in transit and in public locations. Additionally, the prevalent use of mobile devices that access our sensitive information increases the risk of security incidents.

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

Our information technology systems, including in our remote work environment, and those of the third parties with whom we work, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, “hacktivist,” organized criminal threats actors, or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, targeted phishing campaigns, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of sensitive data and income, reputational harm, and diversion of funds.

If we were to experience such an attack, extortion payments might alleviate the negative impact of a ransomware attack, but we might be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks and attacks on clinical trial sites as well as regulatory and health authorities have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains, or of clinical trial sites and regulatory and health authorities, have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and the services provided to us, or remediate and recover compromised systems in a timely manner. For example, in February 2024, one of our service providers that processes clinical trial data experienced a security incident that resulted in certain of the service provider’s information systems being unavailable for a limited period of time. Based on the service provider’s forensic investigation findings that were shared with us, we believe that this incident did not have a material impact on us, our clinical trials or clinical trial participants. As another example, in March 2024, we learned about another security incident, involving another service provider, that processes personnel data for our limited number of UK personnel and directors of Geron UK Ltd. Following the service provider’s forensic investigation, the service provider informed us that it did not determine the specific data involved or the incident’s impact. While we believe that this incident did not have a material impact on us, out of an abundance of caution, we submitted a notification to the UK Information Commissioner’s Office and notified potentially affected personnel and directors of the incident.

Any of these or similar incidents or threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information, such as clinical trial data or information, intellectual property, proprietary business data and personal data. The costs to us to attempt to protect against such security incidents could be significant, including potentially requiring us to modify our business, and while we have implemented security measures, policies and procedures designed to protect our information technology systems from cybersecurity threats and to identify and remediate vulnerabilities, such measures may not be fully implemented, complied with or successful in protecting our systems and information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. We may be unable in the future to detect cybersecurity threats or vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Unremediated high risk or critical vulnerabilities pose material risks to our business, particularly due to the reliance on software vendors to adequately patch and implement fixes to address critical or high-risk vulnerabilities in a timely manner. Further, we may be materially impacted by software updates applied by our software vendors if such updates cause significant downtime to our systems.

If we or third parties with whom we work experience or are perceived to have experienced a breach, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), interruptions in our operations, including disruption of our commercialization and development efforts, interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data), reputational harm, litigation (including class action claims), indemnification obligations, negative publicity, financial loss, and other harms. In addition, such a breach may require public notification of the breach, or we may choose to voluntarily notify relevant stakeholders, or take other actions, such as providing credit monitoring and identity theft protection services, and we have done so in the past. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

For example, in 2024 we implemented a new ERP and other information systems to help us manage our operations and financial reporting. This project required, and may continue to require, investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Costs and risks inherent in implementing new systems, such as the ERP that we implemented in 2024, may include disruptions to business continuity, administrative and technical problems, interruptions or delays in sales, expenditure overruns, delays in paying our suppliers and employees, and data migration issues. If we do not properly address or mitigate these issues, this could result in increased costs and diversion of resources, negatively impacting our operating results and ability to effectively manage our business. Additionally, if the ERP system that we implemented in 2024 does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.

We and third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

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

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or the UK GDPR (collectively, the “GDPR”), impose strict requirements on the processing of personal data.

For example, under GDPR, government regulators may impose temporary or definitive bans on data processing, fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from the EEA, the UK and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. The EEA and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups, and some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.

Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to data privacy and security in the U.S. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health data. Additionally, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance. While the CCPA contains limited exceptions for clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In addition, the CPRA establishes a California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action, and applies to personal data of business representatives and employees. Other states have also enacted data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023. If we become subject to new data privacy and security laws, at the state level or otherwise, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future, subject to such obligations. We are also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, white papers, and other statements, such as statements relating to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

It is possible that, in the future, we may fail or be perceived to have failed to comply with applicable data privacy and security obligations. Moreover, despite our best compliance efforts, we may not be successful in achieving compliance if our personnel or third parties with whom we work fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions; litigation; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including: interruptions or stoppages in our business operations including, as relevant, clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to continue to develop or commercialize RYTELO; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations. Moreover, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information.

Risks Related to Our Common Stock and Financial Reporting

Historically, our stock price has been extremely volatile and your investment may suffer a decline in value.

Historically, our stock price has been extremely volatile. Between January 1, 2014 and December 31, 2024, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between January 1, 2024 and December 31, 2024, the price has ranged between a high of $5.34 per share and a low of $1.64 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
•
our ability to obtain additional capital if and when needed to further advance our development program;
•
changes in laws or regulations applicable to RYTELO, including laws or regulations concerning the commercialization of RYTELO or clinical trial requirements for approval or other regulatory developments related to RYTELO;
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
•
disputes or other developments relating to RYTELO proprietary rights, including patents, litigation matters and our ability to obtain, enforce and defend patent protection and maintain regulatory exclusivity for RYTELO and our technologies;
•
the terms and timing of any future collaboration agreements for the further development and commercialization of RYTELO that we may establish;
•
announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•
the demand in the market for our common stock;
•
increased or continuing operating losses;
•
general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors, and will be at the discretion of our board of directors. In addition, the terms of our Pharmakon Loan Agreement restrict our ability to pay dividends and any future debt agreements may continue to or further restrict our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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
•
curtailment of our operations.

Our business could be negatively impacted by environmental, social and corporate governance, or ESG, matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s final rules designed to enhance and standardize climate-related disclosures, which, if such climate-related disclosure rules ultimately go into effect, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to impact our reputation negatively and/or that harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

Furthermore, the criteria by which our ESG practices, including our initiatives and public goals, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers, and investors may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public goals or to accurately disclose our progress on such goals or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted.

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

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops, including in connection with our commercialization of RYTELO. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Moreover, in 2024 we implemented a new ERP and other information systems to help us manage our operations and financial reporting. However, there is an increased risk that changing controls may be ineffective in connection with the implementation of the new ERP and this ERP system may place additional burdens on employees to learn and adapt our processes to effectively operate under the ERP system. If the ERP system that we implemented in 2024 does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted. Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

Our net operating loss carryforwards attributable to tax years beginning before January 1, 2018 could expire unused and be unavailable to offset future income tax liabilities. In addition, under current U.S. federal income tax law, federal net operating losses incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal net operating losses in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership have occurred in the past, and future ownership changes, some of which may be outside our control, could occur in the future, as a result of shifts in our stock ownership. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods, and a portion of the carryforwards may expire before being available to reduce future income tax liabilities, which could adversely impact our financial position. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted legislation that, with certain exceptions, suspends the use of California net operating losses to offset California income and limits the use of California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. It is also uncertain if and to what extent various states will conform to current U.S. federal income tax law.

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

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. For example, we have implemented and maintain an incident response plan, and we utilize automated tools designed to maintain email security. We have also implemented a computerized system security and password policy that defines security for access to computer systems managed and controlled by us, and a procedure for computerized system incident management to address any unplanned issues in regulated computerized systems that could impact subject safety, product quality, and data integrity. We periodically conduct cybersecurity incident tabletop training exercises involving our personnel and plan to conduct similar training in 2025.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our head of Information Technology evaluates material risks from cybersecurity threats and reports periodically to the Audit Committee of our Board, which evaluates our overall enterprise risk. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, cybersecurity software providers such as Crowdstrike, cybersecurity service providers such as Mimecast, penetration testing firms, auditors, and professional services firms, including legal counsel. These relationships enable us to leverage specialized knowledge and insights, enabling our cybersecurity strategies and processes to remain consistent with industry best practices.

We rely on third-party service providers to perform a variety of functions throughout our business, such as contract manufacturing organizations, contract research organizations, suppliers and consultants, and third party logistics organizations and distributors to distribute RYTELO. We conduct quality audits of regulated vendors, which typically include an assessment of such vendor’s information technology systems, and we impose appropriate contractual obligations on vendors pertaining to information security. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our efforts may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Report, including “Risks Related to Information Technology Systems, Data Security and Data Privacy.”

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

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including executive management. When appropriate given the nature of any potential cybersecurity incident, our executive management works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified, and to make any legally required notifications to individuals or regulatory agencies, including making any required disclosures under the Exchange Act.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings relating to claims arising out of our operations. We are not currently involved in any material legal proceedings, and our management believes there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol GERN. As of February 21, 2025, there were approximately 439 stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

The following graph shows a comparison from December 31, 2019 through December 31, 2024, of the cumulative total return on an assumed investment of $100.00 in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Geron Corporation under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. In addition, the terms of our Pharmakon Loan Agreement restrict our ability to pay dividends and any future debt agreements may continue to or further restrict our ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, compliance with the terms of our Pharmakon Loan Agreement or other future debt agreements, and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, there were no unregistered sales of equity securities by us.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the section entitled “Business” in Part I, Item 1 and the audited financial statements and notes thereto included in Part II, Item 8 of this Report. The information provided should be reviewed in the context of the sections entitled “Risks Related to the Further Development of RYTELO (Imetelstat),” “Risks Related to the Commercialization of RYTELO” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Report.

Company Overview

Summary

We are a commercial-stage biopharmaceutical company aiming to change lives by changing the course of blood cancer. Our first-in-class telomerase inhibitor, RYTELO® (imetelstat), harnesses Nobel Prize winning science in a treatment that scientific evidence suggests reduces proliferation of malignant cells, allowing production of new healthy cells, which we believe drives differentiated clinical benefits, potentially altering the underlying course and modifying the disease of these hematologic malignancies.

We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and Drug Administration, or FDA on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the uptake of RYTELO since launch is supported by the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients. We believe that the favorable FDA label and the National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO as a potential blockbuster treatment that can compete for significant market segments in lower-risk MDS, including first-line ESA ineligible patients and second-line patients regardless of prior treatment or RS status.

In September 2023, we submitted a marketing authorization application, or MAA, in the European Union, or EU, that was validated for review by the European Medicines Agency, or EMA, for RYTELO for the same proposed indication as in the U.S., and in December 2024, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the approval of RYTELO for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. The European Commission, or EC, is reviewing the CHMP's recommendation, and we expect a potential approval decision by the EC in the first half of 2025. We are preparing for the potential commercialization of RYTELO in select EU countries in 2026, subject to regulatory approval, which could include working with experienced third parties who can provide contracted services, including essential critical path activities such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution.

In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. As of February 2025, the trial reached approximately 80% enrollment. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.

We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.

Financial Overview

Since our inception, we have financed our operations primarily through the sale of equity securities, draw downs on our debt facilities, interest income on our marketable securities and payments we received under the

Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of December 31, 2024, we had approximately $502.9 million in cash, cash equivalents, restricted cash and marketable securities.

On March 21, 2024, we completed an underwritten offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of December 31, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from the March 2024 public offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us.

We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO is unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. In addition, although we recently began commercializing RYTELO, substantially all of our revenues to date have been payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of December 31, 2024, we had an accumulated deficit of approximately $1.8 billion.

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

On November 1, 2024, we entered into a revenue participation right purchase and sale agreement, or the Royalty Pharma Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive tiered royalty payments with respect to annual U.S. net sales, or Annual Net Sales, of RYTELO beginning on July 1, 2024, ranging from: (i) 7.75% of Annual Net Sales up to $500.0 million; (ii) 3.0% of Annual Net Sales in excess of $500.0 million but less than or equal to $1.0 billion; and (iii) 1.0% in respect of Annual Net Sales in excess of $1.0 billion, or the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. Our Royalty Payment obligations under the Royalty Pharma Agreement may be discharged in connection with a change of control of Geron in an amount equal to 1.65 times the Purchase Price minus the aggregate Royalty Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs on or prior to December 31, 2027, or in an amount equal to 2.0 times the Purchase Price minus the aggregate Royalty Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs after December 31, 2027. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron.

The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In addition, we are developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the United States, such as our MAA submission for RYTELO in the EU. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of IMpactMF, IMproveMF and IMpress, as well as the potential commercialization of RYTELO in the EU, if approved, in lower-risk MDS. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement, if available, as well as the non-cash interest expense related to the Royalty Pharma Agreement.

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

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Note 1 of Notes to Consolidated Financial Statements of this Report describes the significant accounting policies used in the preparation of our consolidated financial statements, we believe the following accounting estimates and policies to be critical.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Product Sales, Net

Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient.

Items Deducted from Gross Product Sales

Revenues from sales of products are recorded net of government rebates and rebates under managed care plans and commercial payor contracts, estimated allowances for sales returns, government chargebacks, prompt payment discounts, patient coupon programs, and specialty distributor and wholesaler fees. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks. Actual results may differ from these estimates under different assumptions and conditions. We estimate these potential price adjustments (chargebacks and co-payment assistance) as a reduction (i.e., constraint) to transaction price and recognize a corresponding reserve liability. Variable consideration will be re-evaluated at least on a quarterly basis, and we will continue to re-evaluate variable consideration on an ongoing basis. The amount of variable consideration can vary from period to period because of fluctuations in discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

Interest Expense

The liability related to the Royalty Payments under the Royalty Pharma Agreement and the related revenue interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected Royalty Payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Royalty Pharma Agreement.

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

RYTELO is our only product approved for marketing and is approved solely in the U.S. for certain patients with lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to successfully commercialize RYTELO in the U.S. and to obtain regulatory approvals to commercialize RYTELO in other jurisdictions and in other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in research and development efforts, including the development, manufacture, regulatory approval for and commercialization of RYTELO; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us and its use by patients generally, including any future efficacy or safety results from clinical or commercial use that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and discovery process; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our need for substantial additional capital; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition.

Comparison of the Years Ended December 31, 2024, 2023, and 2022

The following table sets forth our results of operations for the years ended December 31:

	2024	2023	Change $	Change %	2022	Change $	Change %
	(in thousands, except for percentage data)
Revenues:
Product revenues, net	$76,495	$—	$76,495	100%	$—	$—	**
Royalties	499	237	262	111%	596	(359)	(60%)
Total revenues	76,994	237	76,757	**	596	(359)	**
Operating expenses:
Cost of goods sold	1,256	—	1,256	100%	—	—	**
Research and development	103,738	125,046	(21,308)	(17%)	95,518	29,528	31%
Selling, general and administrative expenses	145,732	69,135	76,597	111%	43,628	25,507	58%
Total operating expenses	250,726	194,181	56,545	29%	139,146	55,035	40%
Interest income	19,607	18,152	1,455	8%	2,529	15,623	618%
Interest expense	(18,504)	(8,312)	(10,192)	123%	(6,882)	(1,430)	21%
Other income and (expense), net	(236)	(23)	(213)	**	1,002	(1,025)	(102%)
Loss on extinguishment of debt	(1,707)	—	(1,707)	100%	—	—	**
Net income (loss)	$(174,572)	$(184,127)	$9,555	(5%)	$(141,901)	$(42,226)	30%

** Not meaningful

Revenues

Product Revenues, net

On June 6, 2024, the FDA approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESA. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to June 2024. Total product revenue, net for the twelve months ended December 31, 2024 was approximately $76.5 million. We expect product revenues, net to increase in 2025.

To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. Total gross-to-net adjustments for the twelve months ended December 31, 2024 was 14.4% of gross product revenue. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as set forth below for the twelve months ended December 31, 2024. We expect gross-to-net adjustments to be in the range of mid- to high-teen percentages of gross product revenue in 2025.

Twelve Months Ended
December 31, 2024
(in thousands)
Gross product revenue	$89,418
Gross-to-net adjustments:
Chargebacks and distributor service fees	(11,772)
Government rebates	(926)
Sales returns and allowances	(225)
Total gross-to-net adjustments	$(12,923)
Net product revenue	$76,495

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

We recognized royalty revenues of $499,000, $237,000 and $596,000 during the years ended December 31, 2024, 2023 and 2022, respectively. Royalty revenues reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.

Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained, and the underlying patent rights for the license remaining active. We expect royalty revenues in 2025 to be lower than 2024 as a result of reduced royalties from sales of cell-based research products from our divested stem cell assets.

Operating Expenses

The following table summarizes our operating expenses, including as a percentage of expenses, for the years ended December 31:

(In thousands)	2024	2023	Change $	Change %	2022	Change $	Change %

Cost of goods sold	$1,256	$—	$1,256	100%	$—	$—	**
Research and development	103,738	125,046	(21,308)	(17%)	95,518	29,528	31%
Selling, general and administrative	145,732	69,135	76,597	111%	43,628	25,507	58%
Total operating cost and expenses	$250,726	$194,181	$56,545	23%	$139,146	$55,035	40%

** Not meaningful

Cost of Goods Sold

Cost of goods sold was approximately $1.3 million for the year ended December 31, 2024, respectively, which consisted of costs to manufacture and distribute our marketed product, RYTELO. We began capitalizing inventory upon FDA approval of RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses. As a result, the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the year ended December 31, 2024. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected for the next 18 to 24 months as we sell through certain inventory that was previously expensed prior to FDA approval.

Our cost of goods sold consist of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO in the U.S.

Research and Development Expenses

During the year ended December 31, 2024, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the years ended December 31, 2024, 2023 and 2022, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead.

Research and development expenses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Direct external research and development expenses:
Clinical program: Imetelstat	$68,424	$86,914	$65,699
Personnel related expenses	33,411	31,595	24,042
All other research and development expenses	1,903	6,537	5,777
Total	$103,738	$125,046	$95,518

The decrease in research and development expenses in 2024 as compared to 2023, was primarily due to manufacturing and quality costs that were capitalized in the current period, beginning with the third quarter of 2024, due to FDA approval of RYTELO in June 2024, versus being expensed in 2023. The decrease is partially offset by an increase in labor costs due to higher headcount and incentive and stock-based compensation expense recognized due to the vesting of performance-based stock options upon FDA approval. We expect research and development expenses to increase in the future as we support IMpactMF, IMproveMF and IMpress, and continue the long-term treatment and follow-up of remaining patients in IMerge Phase 3.

The increase in research and development expenses in 2023 as compared to 2022 primarily reflects the net result of increased personnel-related expenses for additional headcount and higher consulting costs related to compilation and analysis of data for top-line results and preparations for regulatory submissions in lower-risk MDS, partially offset by decreased manufacturing costs due to the timing of imetelstat manufacturing batches and reduced clinical trial expenses due to declining number of patients in IMerge Phase 3.

A discussion of the risks and uncertainties associated with the development of imetelstat can be found in the sub‑sections entitled “Risks Related to the Further Development of RYTELO (Imetelstat),” “Risks Related to the Commercialization of RYTELO” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Report. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of ongoing and potential future imetelstat research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, if at all.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $145.7 million, $69.1 million, and $43.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The increase in selling, general and administrative expenses in 2024 as compared to 2023 primarily reflects the net result of higher personnel-related expenses of approximately $40.0 million related to increased headcount to support commercial launch of RYTELO in the U.S. and stock-based compensation recognized upon FDA approval of RYTELO due to the vesting of performance-based stock options, as well as increased costs for commercial preparatory activities and launch support of approximately $33.0 million.

The increase in selling, general and administrative expenses in 2023 as compared to 2022 primarily reflects the net result of higher personnel-related expenses of approximately $19.0 million for additional headcount and expenses related to commercial launch readiness, as well as increased costs for commercial preparatory activities of approximately $9.7 million; partially offset by lower legal expenses in 2023 primarily related to $7.0 million that was recorded in the third quarter of 2022 for our portion of the settlement in connection with a class action lawsuit. We expect selling, general and administrative expenses to increase in 2025 as our commercialization activities continue.

Interest Income

Interest income was $19.6 million, $18.2 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The increase in interest income in 2024 compared to 2023 primarily reflects a larger marketable securities portfolio due to the receipt of net cash proceeds from the underwritten offering completed in March 2024, as well as higher yields from marketable securities purchases. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.

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

Interest Expense

Interest expense was $18.5 million, $8.3 million, and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The increase in interest expense in 2024 as compared to 2023 primarily reflects $5.3 million in non-cash interest expense related to the Royalty Pharma Agreement, $2.3 million in Pharmakon Loan Agreement and $2.6 million increase related to the Hercules agreement in comparison to the prior year.

The increase in interest expense in 2023 compared to 2022 primarily reflects rising interest rates and an increased principal debt balance under the Pharmakon Loan and the Royalty Pharma agreements. Interest expense reflects interest owed under the Loan Agreement, interest expense recognized under the Royalty Pharma Agreement, as well as amortization of associated debt issuance costs and debt discounts using the effective interest method and accrual for an end of term charge.

On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information.

We accounted for the Royalty Pharma Agreement as a liability financing, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The liability related to Revenue Participation Right and the related non-cash interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected Royalty Payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Royalty Pharma Agreement. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information.

Other (Loss) Income, Net

Other (loss) income, net was a loss of $236,000 for the year ended December 31, 2024, and loss of $23,000 and income of $1.0 million for the years ended December 31, 2023 and 2022, respectively. Net other (loss) income and expense primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio, foreign currency transaction adjustments.

In the second quarter of 2022, we recognized other income of approximately $1.3 million related to the reimbursement of certain legal expenses under our insurance policies. See Note 4 on Fair Value Measurements – Equity Investment in Notes to Consolidated Financial Statements of this Report for additional information about the sales of our equity investment. Net other income also includes bank charges related to our cash operating accounts and marketable securities portfolio.

Gain (Loss) on extinguishment of debt

We recorded a loss on the extinguishment of debt of $1.7 million for the twelve months ended December 31, 2024. This loss is related to the settlement of debt outstanding under the Hercules Loan Agreement. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, restricted cash, cash equivalents and marketable securities of $502.9 million, compared to $378.1 million at December 31, 2023. The increase in cash, restricted cash, cash equivalents, and current and noncurrent marketable securities from December 31, 2024 was primarily the result of the receipt of net cash proceeds of $141.0 million from our underwritten public offering in March 2024, after deducting the underwriting discount and other offering expenses paid by us, and $246.1 million net cash proceeds received under the Pharmakon Loan Agreement and Royalty Pharma Agreement in November 2024.

On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. As of December 31, 2024, the 2024 pre-funded warrant had not been exercised. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the 2024 pre-funded warrant. See Note 10 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the underwritten offering completed in March 2024.

On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provides two additional committed term loan tranches, the Tranche B Loan and the Tranche C Loan, in principal amounts of $75.0 million and $50.0 million, respectively, subject to customary conditions to fund and, in the case of the Tranche C Loan, achieving certain minimum net sales milestone. The Tranche B Loan and the Tranche C Loan may be requested on or prior to December 31, 2025. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.

On November 1, 2024, we entered into the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.

In 2024, warrants to purchase 1,071,981 shares of our common stock were exercised for net cash proceeds of approximately $1.4 million. The warrants were issued in connection with underwritten public offerings of our common stock in 2020 and 2022.

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

Future Funding Requirements

Successful drug development and commercialization requires significant amounts of capital. As of December 31, 2024, we had approximately $502.9 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite FDA approval of RYTELO in June 2024, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in the EU for lower-risk MDS, or in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. for lower-risk MDS or in any other potential jurisdiction or indication, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•
the accuracy of the assumptions underlying our estimates for our capital needs;
•
the level of sales and market acceptance of RYTELO;
•
the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including potential commercialization in the EU for lower-risk MDS, if approved, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
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
•
the extent to which we are able to enter into and conduct successful arrangements with third parties, including for the commercialization and marketing of RYTELO in any regions outside of the U.S., if approved for commercialization in such regions;
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

In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, your ownership interest as a stockholder may be diluted, and the terms may include liquidation or other preferences that materially and adversely affect your rights as a stockholder. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund clinical development and our future growth, including pursuant to our Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

Cash Flows Used In Operating Activities

Net cash used in operating activities was $218.6 million, $167.7 million and $127.4 million in 2024, 2023 and 2022, respectively. The increase in net cash used in operating activities in 2024 and 2023 primarily reflects an increase in net loss to $174.6 million , adjusted for non-cash items including stock based compensation expense related to employees and directors stock awards.

Cash Flows Used In/Provided By Investing Activities

Net cash used in investing activities was $106.0 million in 2024, primarily reflects decreased purchases of marketable securities, as well as increased proceeds from maturities of marketable securities. Net cash used in investing activities was $180.3 million and net cash provided by investing activities was $62.1 million in 2023 and 2022, respectively, which primarily reflects a higher rate of purchases than maturities of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2024, 2023 and 2022 was $334.4 million, $362.0 million, and $87.3 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares in March 2024. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and $246.1 million net cash proceeds received under the Pharmakon Loan Agreement and Royalty Pharma Agreement.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational and manufacturing expenditures, a portion of which contain contractual or other obligations. We currently plan to fund our material cash requirements with our current financial resources together with net revenues from sales of RYTELO; however, if we do not generate sufficient funds from commercial sales of RYTELO, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding to fund our material cash requirements, which could include a combination of additional equity and debt financings, new collaborative arrangements, strategic alliances, or from other sources.

Operating expenditures

Our primary uses of cash and operating expenses relate to paying employees and consultants, commercializing RYTELO, administering clinical trials, ensuring an adequate supply of RYTELO (imetelstat), and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2024 were $103.7 million, and we expect our investment in research and development expenses to increase in 2025. Our selling, general and administrative expenses were $145.7 million in 2024, and we expect our selling, general, and administrative expenses to increase in 2025 to support our commercial growth. On a long-term basis, we plan to manage future cash requirements relative to our long-term business plans.

Contractual Obligations

Our operating expenditures primarily consist of our obligations under commercial purchase commitments related to our manufacturing and supply agreements for RYTELO and operating leases.

RYTELO requires long lead times to manufacture. Therefore, we make substantial and often long-term investments in our supply chain in order to ensure we have enough drug product to meet potential future commercialization requirements, as well as clinical trial needs.

We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have commercial purchase commitments for approximately $131.4 million in the aggregate as of December 31, 2024. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.

The leases for our office facilities in New Jersey and California contain rate escalations and options for us to extend the leases. Our operating expenditures primarily consist of our obligations under operating leases. The aggregate amount of future operating lease payments over the term of our leases is $3.2 million as of December 31, 2024. Refer to Note 8 on Operating Leases in Notes to Consolidated Financial Statements of this Report for additional detail of our lease obligations.

As of December 31, 2024, we have a long-term principal debt balance of $125.0 million in principal debt outstanding related to the Pharmakon Loan Agreement.

On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.

On November 1, 2024, we entered into the Royalty Pharma Agreement, pursuant to which we received an upfront payment of $125.0 million, or the Purchase Price, and Royalty Pharma obtained the right to receive Royalty Payments on future U.S. net sales of RYTELO for each calendar quarter during the term of the agreement. We are obligated to make Royalty Payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the agreement, which Royalty Payments are not determinable at this time, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031, or the date when the aggregate Royalty Payments equal or exceed 2.0 times the Purchase Price. See Note 9 on Debt in Notes to Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.

In the normal course of business, we enter into agreements with CROs for clinical trials and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these commitments to be contractual obligations since the contracts are generally cancelable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to credit risk and interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

Credit Risk. We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, U.S. government-sponsored enterprise securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. We limit our credit and liquidity risks through our investment policy and through regular reviews of our portfolio against our policy. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolio. The effect of a hypothetical decrease of 1% in the average yield earned on our cash equivalents and marketable securities would have resulted in an immaterial impact on our interest income for the year ended December 31, 2024.

Interest Rate Risk. The primary objective of our investment activities is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds without significantly increasing risk. To achieve this objective, we primarily invest in widely diversified investments with fixed interest rates, which carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates. Due in part to these factors, our future interest income may fall short of expectations due to changes in market conditions and in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in fair value due to changes in interest rates. The fair value of our cash equivalents and marketable securities at December 31, 2024 was $502.9 million. These investments include $50.2 million of cash equivalents which are due in less than 90 days, $327.6 million of short-term investments which are due in less than one year and $94.5 million of long-term investments which are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We are exposed to risks associated with changes in interest rates in connection with our term loans. On November 1, 2024, we entered into a loan agreement (the “Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (each, a “Lender”), which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, which provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million (the “Tranche A Loan”) which was funded on November 1, 2024 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million (the “Tranche B Loan”) which is available, subject to certain limited conditions, at the Company’s option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”, and together with the Tranche A Loan and the Tranche B Loan, collectively, the “Term Loans”) which is available to us upon reaching a specified trailing twelve-month RYTELO™ revenue milestone. The Term Loans mature on November 1, 2029 (the "Maturity Date"). The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. Interest is due and payable quarterly on the last day of each quarter with the first payment due on December 31, 2024. The Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan. Based on our current indebtedness of $125.0 million under the Term Loans as of December 31, 2024, a 1.0% change in the SOFR would increase net interest expense on our current indebtedness by approximately $6.0 million.

Foreign Currency Risk. We may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. Depending on the strengthening or weakening of the United States dollar, realized and unrealized currency may fluctuate. Management has determined that these fluctuations would not have a material impact on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and the related notes thereto, of Geron Corporation and its consolidated subsidiaries, and the Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, are filed as a part of this Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geron Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geron Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition - net product revenue
Description of the Matter

As described in Note 1 to the financial statements, the Company sells its sole product, RYTELO, through third party distributors and specialty pharmacies. The third party distributors subsequently resell the product through their related specialty pharmacy providers to patients and health care providers. Product revenue from RYTELO sales is recorded net of variable consideration related to government rebates and rebates under managed care plans and commercial payor contracts, estimated allowances for sales returns, government chargebacks, prompt payment discounts, patient coupon programs, and specialty distributor and wholesaler fees, upon delivery of the product to the customers. Variable consideration is recorded at the time the related product revenue is recognized or in the same period that the related product revenue is recognized. For the period ended December 31, 2024, the Company has recorded gross product revenue of $89.4 million and net product revenue of $76.5 million, net of total gross-to-net adjustments of $12.9 million.

Auditing the Company’s product revenue was challenging, specifically related to the effort required to audit third party distributors and specialty pharmacies sales activity to assess whether items deducted from gross product sales were complete and properly accounted for in the estimation of variable consideration. This involved assessing estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, expectations regarding future utilization rates and channel inventory data.

How We Addressed the Matter in Our Audit

Our audit procedures over the Company’s product revenue from third party distributors and specialty pharmacies included, among others, performing analytical procedures to detect and investigate potential anomalies within the data. We also examined the terms and conditions for a sample of new or amended contracts with third party distributors to ensure appropriate revenue recognition treatment. We also confirmed the terms and conditions of contracts directly with a sample of third party distributors, to identify any potential side agreements and terms impacting the appropriateness of revenue recognized. In addition, we obtained written representations from the Company’s personnel that oversee the commercial operations regarding the completeness of the terms and conditions reported to the Company’s legal and accounting departments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

San Jose, California

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Geron Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Geron Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Geron Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 26, 2025

GERON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,016	$70,023
Restricted cash	1,860	1,115
Marketable securities	327,550	263,676
Accounts receivable, net	35,946	—
Interest and other receivables	2,853	1,655
Inventory	38,714	—
Prepaid and other current assets	5,053	4,879
Total current assets	490,992	341,348
Noncurrent marketable securities	94,519	43,298
Property and equipment, net	1,310	1,177
Operating leases, right-of-use assets	2,881	3,556
Deposits and other assets	4,079	4,697
	$593,781	$394,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,595	$6,161
Accrued compensation and benefits	22,808	13,759
Operating lease liabilities	974	949
Liability related to sale of future royalties	20,372	—
Accrued liabilities	35,549	40,308
Debt	—	46,893
Total current liabilities	88,298	108,070
Noncurrent operating lease liabilities	2,266	3,006
Noncurrent liability related to sale of future royalties	104,421	—
Noncurrent debt	118,476	35,051
Total liabilities	313,461	146,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 1,350,000,000 shares authorized; 606,387,666 and 544,912,215 shares issued and outstanding at December 31, 2024 and 2023, respectively	606	545
Additional paid-in capital	2,051,794	1,844,988
Accumulated deficit	(1,772,341)	(1,597,769)
Accumulated other comprehensive gain	261	185
Total stockholders' equity	280,320	247,949
	$593,781	$394,076

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Revenues:
Product revenue, net	$76,495	$-	$-
License fees and royalties	499	237	596
Operating expenses:
Cost of goods sold	1,256	—	—
Research and development	103,738	125,046	95,518
Selling, general and administrative	145,732	69,135	43,628
Total operating expenses	250,726	194,181	139,146
Loss from operations	(173,732)	(193,944)	(138,550)
Interest income	19,607	18,152	2,529
Interest expense	(18,504)	(8,312)	(6,882)
Other income (expense), net	(236)	(23)	1,002
Loss on extinguishment of debt	(1,707)	—	—
Net loss	$(174,572)	$(184,127)	$(141,901)

Basic and diluted net loss per share	$(0.27)	$(0.32)	$(0.37)

Shares used in computing basic and diluted net loss per share	646,033,247	570,645,405	380,784,846

See accompanying notes.

GERON CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net loss	$(174,572)	$(184,127)	$(141,901)
Net unrealized loss (gain) on marketable securities	88	431	(68)
Foreign currency translation adjustments	(12)	(27)	22
Comprehensive loss	$(174,496)	$(183,723)	$(141,947)

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2021	323,731,591	$324	$1,398,006	$(1,271,741)	$(173)	126,416
Net loss	—	—	—	(141,901)	—	(141,901)
Other comprehensive loss	—	—	—	—	(68)	(68)
Foreign currency translation adjustment	—	—	—	—	22	22
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $5,066	53,333,334	53	69,863	—	—	69,916
Issuance of common stock in connection with exercise of warrants	11,663,387	12	15,151	—	—	15,163
Stock-based compensation related to issuance of common stock and options in exchange for services	15,962	—	264	—	—	264
Issuances of common stock under equity plans	1,518,250	1	2,184	—	—	2,185
Stock-based compensation for equity- based awards to employees and directors	—	—	8,001	—	—	8,001
Balances at December 31, 2022	390,262,524	390	1,493,469	(1,413,642)	(219)	79,998
Net loss	—	—	—	(184,127)	—	(184,127)
Other comprehensive gain	—	—	—	—	431	431
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	77,349,858	78	105,834	—	—	105,912
Stock-based compensation related to issuance of common stock and options in exchange for services	36,864	1	828	—	—	829
Issuances of common stock under equity plans	9,255,228	8	13,062	—	—	13,070
Stock-based compensation for equity- based awards to employees and directors	—	—	18,526	—	—	18,526
Balances at December 31, 2023	544,912,215	545	1,844,988	(1,597,769)	185	247,949
Net loss	—	—	—	(174,572)	—	(174,572)
Other comprehensive gain	—	—	—	—	88	88
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,271	41,999,998	42	140,687	—	—	140,729
Issuance of common stock in connection with exercise of warrants	1,071,981	1	1,393	—	—	1,394
Stock-based compensation related to issuance of common stock and options in exchange for services	8,351	—	134	—	—	134
Issuances of common stock under equity plans	18,395,121	18	32,665	—	—	32,683
Stock-based compensation for equity- based awards to employees and directors	—	—	31,927	—	—	31,927
Balances at December 31, 2024	606,387,666	$606	$2,051,794	$(1,772,341)	$261	$280,320

See accompanying notes.

GERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(174,572)	$(184,127)	$(141,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	546	442	288
Accretion and amortization on investments, net	(9,683)	(11,150)	(965)
Amortization of debt issuance costs/debt discount	(3,108)	1,088	1,327
Payment on royalty agreement	(2,186)
Non-cash interest expense on liabilities for sales of future royalties	5,345	—	—
Loss of extinguishment of debt	1,707	—	—
Stock-based compensation for services by non-employees	135	828	264
Stock-based compensation for employees and directors	31,185	18,526	8,001
Amortization of right-of-use assets	675	591	580
Increase in allowance for doubtful accounts	(251)	—	—
Changes in assets and liabilities:
Inventory	(37,971)	—	—
Accounts receivable, net	(35,695)	—	—
Interest and other receivables	(1,198)	1,490	(1,381)
Prepaid expenses and other assets	(175)	(886)	(2,630)
Deposit and other assets	618	692	(594)
Accounts payable	2,435	(4,029)	3,503
Accrued compensation and benefits	9,049	2,224	3,435
Accrued liabilities	(4,759)	7,208	3,266
Operating lease liabilities	(715)	(640)	(572)
Net cash used in operating activities	(218,618)	(167,743)	(127,379)
Cash flows from investing activities:
Purchases of property and equipment	(680)	(830)	(431)
Purchases of marketable securities	(476,932)	(475,594)	(258,007)
Proceeds from maturities of marketable securities	371,608	296,102	320,505
Net cash provided by (used in) investing activities	(106,004)	(180,322)	62,067
Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	32,683	13,072	2,185
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	140,729	213,337	69,916
Proceeds from exercise of warrants	1,394	105,912	15,163
Proceeds from sale of future royalties	125,000	—	—
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	121,120	29,700	—
Repayment of debt	(86,554)	—	—
Net cash provided by financing activities	334,372	362,021	87,264
Net effect of exchange rates on cash, cash equivalents and restricted cash	(12)	(27)	22
Net increase in cash, cash equivalents and restricted cash	9,738	13,929	21,974
Cash, cash equivalents and restricted cash at the beginning of the period	71,138	57,209	35,235
Cash, cash equivalents and restricted cash at the end of the period	$80,876	$71,138	$57,209

See accompanying notes.

GERON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The terms “Geron”, the “Company”, “we” and “us” as used in this report refer to Geron Corporation, which was incorporated in the State of Delaware on November 28, 1990, and its wholly-owned subsidiaries, Geron UK Limited, or Geron UK, a United Kingdom company, and Geron Netherlands B.V., or Geron Netherlands, a Netherlands company. Geron UK was incorporated in September 2021, and its operations commenced in January 2022. Geron Netherlands was incorporated in February 2023, and its operations commenced in June 2023. The Company's first-in-class telomerase inhibitor, RYTELOTM (imetelstat), was approved by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for the treatment of certain adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, and is under development for the treatment of other hematologic malignancies.

Principles of Consolidation

The consolidated financial statements include the accounts Geron Corporation and its wholly-owned subsidiaries, Geron UK and Geron Netherlands. We have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK and Geron Netherlands using the local currency as the functional currency. We translate the assets and liabilities of Geron UK and Geron Netherlands at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our consolidated balance sheets.

Net Loss Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares. In April 2022, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. In May 2020, we entered into an underwriting agreement in connection with a public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the 2020 pre-funded warrant, together with accompanying warrants to purchase shares of our common stock. The 2022 pre-funded warrant and 2020 pre-funded warrant each are exercisable immediately at an exercise price of $0.001 per share. In January 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. In March 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. We included the 2023 pre-funded warrant, the 2022 pre-funded warrant and the 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since their exercise price is negligible, and they may be exercised at any time. See Note 10 on Stockholders' Equity for further discussion of our public offerings.

Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying consolidated statements of operations. Since we incurred a net loss for 2024, 2023, and 2022, the diluted net loss per share calculation excludes potential dilutive securities of 77,369,889, 75,458,854 and 145,726,765 shares, respectively, related to outstanding stock options and warrants, as their effect would have been anti-dilutive.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. In determining the appropriate amount and timing of revenue to be recognized under this guidance, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. We recognize shipping and handling costs as an expense in cost of goods sold when we transfer control to a customer. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

We distribute RYTELO in the U.S. through third party distributors and specialty pharmacies who are our customers. The third party distributors subsequently resell our product through their related specialty pharmacy providers to patients and health care providers. Separately, we have or may enter into payment arrangements with various third-party payors including pharmacy benefit managers, private healthcare insurers and government healthcare programs who provide coverage and reimbursement for our product that have been prescribed to a patient.

Following is a description of the principal activities from which we generate revenue. License fees and royalty revenue primarily represent amounts earned under agreements that out-license our technology to various companies. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. See Note 2 on Revenue Recognition.

Product Sales, Net

Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Deducted from Gross Product Sales

Revenues from sales of products are recorded net of government rebates and rebates under managed care plans and commercial payor contracts, estimated allowances for sales returns, government chargebacks, prompt payment discounts, patient coupon programs, and specialty distributor and wholesaler fees. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

Net Product Revenues

Our net product revenues are recognized, net of variable consideration related to certain allowances and accruals, at the time our customers obtain control of our product, which is generally upon delivery to our customers. We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts to estimate variable consideration and consideration payable to parties other than our customers related to our product sales.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Licenses of Intellectual Property

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

Milestone Payments

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Expense

The liability related to the Royalty Pharma Agreement and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assessed the estimated timing and amount of future expected Royalty Payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Additionally, the transaction costs associated with the liability will be amortized to non-cash interest expense over the estimated term of the Royalty Pharma Agreement.

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

We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in interest income and are derived using the specific identification method for determining the cost of securities sold and have been insignificant to date. Dividend and interest income are recognized when earned and included in interest income on our consolidated statements of operations. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the years ended December 31, 2024 and 2023 as we have not identified any unrealized losses for these securities attributable to credit factors. See Note 4 on Fair Value Measurements.

Restricted Cash

Restricted cash consists of funds maintained in separate money market or certificate of deposit accounts for credit card purchases.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. The payment terms on our trade receivables are relatively short. As a result, our collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining lives of the accounts receivable for outstanding trade receivables that are past due, have known disputes or have experienced any negative credit events that may result in future

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collectability issues. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was not material as of December 31, 2024, nor were the changes to the allowance during any of the periods presented.

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

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. For the twelve months ended December 31, 2024, other than packaging costs, substantially all of our RYTELO inventory sold had a zero-cost basis as it was recorded as research and development expenses prior to the FDA’s approval.

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

Our current RYTELO (imetelstat) clinical trials are being supported by contract research organizations, or CROs, and other vendors. We accrue expenses for clinical trial activities performed and managed by CROs based upon the amount of work completed on each trial. Expenses are recorded based on contracted amounts agreed to with our CROs and through monthly reporting provided by CROs. We monitor activities conducted and managed by the CROs to the extent possible through internal reviews, review of contractual terms and correspondence with CROs. We record expense on the best information available at the time. However, additional information may become available to us which may require us to record adjustments to research and development expenses in future periods.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization

We record property and equipment at cost and calculate depreciation using the straight‑line method over the estimated useful lives of the assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.

Stock‑Based Compensation

We maintain various stock incentive plans under which stock options and restricted stock awards can be granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock or restricted stock unit awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.

We measure share-based payments to non-employees based on the grant-date fair value of the equity awards to be issued. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our consolidated statements of operations. For additional information, see Note 10 on Stockholders’ Equity.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Gain (Loss)

Accumulated other comprehensive gain (loss) includes certain changes in stockholders’ equity which are excluded from net income (loss). Accumulated other comprehensive loss on our consolidated balance sheets as of December 31, 2024 and 2023, respectively, is comprised of net unrealized losses on marketable securities and cumulative translation adjustments.

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

Segment Information

Our chief executive officer represents our chief operating decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment. For additional information, see Note 13 on Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements.

New Accounting Pronouncements – Issued and Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 is effective for the Company as of January 1, 2024 for annual periods and as of January 1, 2025 for interim periods. We adopted the guidance in the annual period ended December 31, 2024. There was no impact on our reportable segments identified and additional required disclosures have been included in Note 13. We view our operations as a single segment. See Note 13 on Segment Reporting.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our financial statements.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REVENUE RECOGNITON

Net Product Revenue

To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the twelve months ended December 31, 2024:

Twelve Months Ended
December 31, 2024
(in thousands)
Gross product revenue	$89,418
Gross-to-net adjustments:
Chargebacks and distributor service fees	(11,772)
Government rebates	(926)
Sales returns and allowances	(225)
Total gross-to-net adjustments	$(12,923)
Net product revenue	$76,495

3. INVENTORY

All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of December 31, 2024:

As of December 31, 2024
(in thousands)
Raw materials	$4,904
Work-in-process	30,093
Finished goods	3,717
Total inventory	$38,714

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENTS

Cash Equivalents, Restricted Cash and Marketable Securities

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2024 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$45,215	$—	$—	$45,215
Commercial paper	4,978	—	(1)	4,977
	$50,193	$—	$(1)	$50,192

Restricted cash:
Money market fund	$1,587	$—	$—	$1,587
Certificate of deposit	273	—	—	273
	$1,860	$—	$—	$1,860
Marketable securities:
U.S. Treasury securities (due in less than one year)	$7,937	$22	$—	$7,959
U.S. Treasury securities (due in one to two years)	22,620	1	(11)	22,610
Government-sponsored enterprise securities (due in less than one year)	8,741	7	—	8,748
Commercial paper (due in less than one year)	180,131	150	(56)	180,225
Corporate notes (due in less than one year)	130,361	284	(27)	130,618
Corporate notes (due in one to two years)	72,000	6	(97)	71,909
	$421,790	$470	$(191)	$422,069

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents, restricted cash and marketable securities by security type at December 31, 2023 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$16,815	$—	$—	$16,815
	$16,815	$—	$—	$16,815

Restricted cash:
Money market fund	$843	$—	$—	$843
Certificate of deposit	272	—	—	272
	$1,115	$—	$—	$1,115
Marketable securities:
U.S. Treasury securities (due in less than one year)	$26,752	$95	$—	$26,847
U.S. Treasury securities (due in one to two years)	2,877	17	—	2,894
Government-sponsored enterprise securities (due in less than one year)	86,250	43	(92)	86,201
Government-sponsored enterprise securities (due in one to two years)	13,598	72	—	13,670
Commercial paper (due in less than one year)	102,270	31	(33)	102,268
Corporate notes (due in less than one year)	48,409	14	(63)	48,360
Corporate notes (due in one to two years)	26,628	130	(24)	26,734
	$306,784	$402	$(212)	$306,974

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at December 31, 2024 and 2023 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2024:

U.S. Treasury securities (due in less than one year)	$18,593	$(10)	$—	$—	$18,593	$(10)
Commercial paper (due in less than one year)	66,076	(56)	—	—	66,076	(56)
Corporate notes (due in less than one year)	31,549	(26)	1,993	(1)	33,542	(27)
Corporate notes (due in one to two years)	53,506	(98)	—	—	53,506	(98)
	$169,724	$(190)	$1,993	$(1)	$171,717	$(191)
As of December 31, 2023:
Government-sponsored enterprise securities (due in less than one year)	$69,377	$(92)	$—	$—	$69,377	$(92)
Commercial paper (due in less than one year)	58,622	(33)	—	—	58,622	(33)
Corporate notes (due in less than one year)	34,567	(63)	—	—	34,567	(63)
Corporate notes (due in one to two years)	3,952	(23)	—	—	3,952	(23)
	$166,518	$(211)	$—	$—	$166,518	$(211)

The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of December 31, 2024 and 2023 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the years ended December 31, 2024 and 2023 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of ongoing geopolitical events, such as the current military conflict between Ukraine and Russia, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure. We do not intend to sell the investments and it is not more likely that not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The embedded derivatives are classified within Level 3 of the fair value hierarchy. See Note 9 on Debt.

Liability Related to the Sale of Future Royalties

We determined the fair value of the liability related to the sale of future royalties based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3. See Note 9 on Debt.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
(In thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2024:
Money market funds(1)(2)	$46,802	$—	$—	$46,802
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)(4)	—	30,570	—	30,570
Government-sponsored enterprise securities(3)	—	8,748	—	8,748
Commercial paper(3)	—	185,201	—	185,201
Corporate notes(3)(4)	—	202,527	—	202,527
Total	$47,075	$427,046	$—	$474,121
As of December 31, 2023:
Money market funds(1)(2)	$17,658	$—	$—	$17,658
Certificate of deposit(2)	272	—	—	272
U.S. Treasury securities(3)(4)	—	29,742	—	29,742
Government-sponsored enterprise securities(3)(4)	—	99,872	—	99,872
Commercial paper(3)	—	102,268	—	102,268
Corporate notes(3)(4)	—	75,092	—	75,092
Total	$17,930	$306,974	$—	$324,904

(1)
Included in cash and cash equivalents on our consolidated balance sheets.
(2)
Included in restricted cash on our consolidated balance sheets.
(3)
Included in current portion of marketable securities on our consolidated balance sheets.
(4)
Included in noncurrent portion of marketable securities on our consolidated balance sheets.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. However, we are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents to the extent recorded in our consolidated balance sheets. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions in which those deposits are held. As of December 31, 2024 four customers accounted for 100% of our gross accounts receivable: McKesson Financial Center, which accounted for 43% of our gross accounts receivable; ASD Specialty Healthcare LLC, which accounted for 38% of our gross accounts receivable; Cardinal Health Inc., which accounted for 17% of our gross accounts receivable; and Sina Drug, which accounted for 2% of our gross accounts receivable.

5. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

	December 31,
(In thousands)	2024	2023
Furniture and computer equipment	$2,878	$2,273
Leasehold improvements	129	135
	3,007	2,408
Less accumulated depreciation and amortization	(1,697)	(1,231)
	$1,310	$1,177

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2024	2023
CRO and clinical trial costs	$18,968	$23,541
Manufacturing activities	11,839	14,629
Professional legal and accounting fees	475	556
Interest payable	2,186	768
Other	2,081	814
	$35,549	$40,308

7. COMMITMENTS AND CONTINGENCIES

Purported Securities Lawsuits

We are not currently a party to any material pending legal proceedings. However, in 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed, and final judgment with respect to the other two lawsuits was entered in October 2023. In 2020 and 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our then current officers and certain of our then current and former members of our board. All seven of the shareholder derivative actions were dismissed with prejudice. There is no liability outstanding with respect to these lawsuits as of December 31, 2024, because they were fully settled during the year ended December 31, 2023.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Severance Plan

We have adopted two severance plans that apply to all of our employees who are not subject to performance improvement plans, one plan covering employees above the Senior Vice President level, i.e., executives, and all other employees hired before January 1, 2022, and the other plan covering all non-executive employees hired on or after January 1, 2022. The severance plans provide for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the severance plans, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the plans, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the severance plans, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where an employee is terminated by us without cause. Severance payments range from three to 18 months of base salary in connection with a Change of Control Triggering Event or from six weeks to 12 months of base salary in connection with a Non-Change of Control Triggering Event, as well as a pro-rata portion of the employee’s annual target bonus, depending on the employee’s position with us, payable in a lump sum payment, and monthly COBRA payments for the severance period. The severance plans also provide that they shall not supersede the provisions of any individual employment agreements entered into between us and our employees, and that the employees with such agreements will be entitled to whichever benefits are greater under the severance plan or their employment agreement. A copy of the severance plan covering our executive officers is filed as an exhibit to this Report. As of December 31, 2024, all our executive officers have employment agreements with severance provisions and will receive the greater severance benefits of their agreements or those in the severance plan applicable to them.

8. OPERATING LEASES

New Jersey Office Space Lease

In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way, Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. Based on the initial term of the New Jersey Lease of 11 years, the right-of-use asset and corresponding operating lease liability was approximately $2.4 million, which represented the present value of lease payments over the initial lease term, net of a seven-month rent abatement period, using an incremental borrowing rate of 8% based on information available as of October 1, 2019. As of December 31, 2024, the New Jersey Lease makes up $1.4 million of our total right-of-use asset balance. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs are being expensed in the period they are incurred. As of December 31, 2024, the remaining lease term for the New Jersey Lease is 5.8 years.

California Office Space Lease

In October 2019, we entered into an operating lease agreement for office space located at 919 East Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years.

The Foster City Lease commenced on March 10, 2020, upon the substantial completion of all tenant improvements. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $3.4 million, which represented the present value of remaining lease payments using an incremental borrowing rate of 7% over the initial lease term of 87 months, net of a three-month rent abatement period. As of December 31, 2024, the Foster City Lease makes up $1.4 million of our total right-of-use asset balance. Under the Foster City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred. As of December 31, 2024, the remaining lease term for the Foster City Lease is 2.5 years.

The components of lease costs included in operating expenses on our consolidated statements of operations for the New Jersey Lease, and the Foster City Lease were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease costs	$987	$962	$944
Variable lease costs (1)	261	344	310
Total lease costs	$1,248	$1,306	$1,254

(1)
Variable lease costs represent non-lease components, such as common area maintenance charges.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The undiscounted future non-cancellable lease payments under the New Jersey Lease and the Foster City Lease as of December 31, 2024 were as follows (in thousands):

2025	$1,014
2026	1,040
2027	716
2028	376
2029	383
Thereafter	292
Total lease payments	3,821
Less: imputed interest	(581)
Total	$3,240

9. DEBT

Hercules Loan Agreement

On September 30, 2020, we, Hercules Capital, Inc., or Hercules, and Silicon Valley Bank, or SVB, entered into a term loan facility, or the Term Loan, for up to $75.0 million, which was amended in August 2021, or the Original Loan Agreement. On June 30, 2022, we entered into a second amendment to the Original Loan Agreement. Under the second amendment, the aggregate principal amount available to us increased from $75.0 million to $125.0 million, with such principal being available in a series of tranches, subject to certain terms and conditions. Over the course of the Term Loan, we had drawn down a total of $80.0 million.

All obligations outstanding under the Hercules Loan Agreement, amounting to $86.5 million, were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated and all liens on our assets granted in connection with the Hercules Loan Agreement were released.

Pharmakon Loan Agreement

On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche A Loan, which was funded on November 1, 2024, or the Tranche A Closing Date; (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million, or the Tranche B Loan, which is available, subject to certain limited conditions, at our option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million, or the Tranche C Loan, and together with the Tranche A Loan and the Tranche B Loan, collectively, the Term Loans, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone. The Tranche B Loan and the Tranche C Loan, once available, may be requested on or prior to December 31, 2025. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed under the Hercules Loan Agreement, which was terminated effective November 1, 2024. The remaining proceeds will be used to fund our general corporate and working capital requirements.

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

We may elect to prepay the Term Loans in part or in whole prior to the Maturity Date with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to the 3rd anniversary of the funding date of the applicable Term Loan, 2% if made on or after the 3rd anniversary of the funding date of the applicable Term Loan but prior to the 4th anniversary of the funding date of the applicable Term Loan, and 1% if made on or after the 4th anniversary of the funding date of the applicable Term Loan but prior to the Maturity Date. In addition to the prepayment premium, prepayments of any Term Loan prior to the 2nd anniversary of the funding date of such Term Loan are subject to a make-whole amount equal to the sum of all interest that would have accrued through such 2nd anniversary.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Term Loan as of December 31, 2024 (in thousands):

2024	$2,186
2025	13,081
2026	13,081
2027	13,081
2028	13,116
Thereafter	135,930
Total	190,475
Less: amount representing interest	(65,474)
Less: unamortized debt discount and issuance costs	(6,525)
Noncurrent portion of debt	$118,476

Liabilities Related to Sale of Future Royalties

On November 1, 2024, we entered into a revenue participation right purchase and sale agreement, or the Royalty Pharma Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right, or the Revenue Participation Right, to receive certain amounts calculated as a percentage of future U.S. net sales of RYTELO for each calendar quarter, or Royalty Payments, during the term contemplated by the Royalty Pharma Agreement. Specifically, the revenue participation rate commences at 7.75% for annual U.S. net sales of up to and equal to $500.0 million declining to 1.0% for annual U.S. net sales exceeding $1.0 billion until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031 or the date when the aggregate Royalty Payments equal or exceed 2.0 times the Purchase Price.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we had the option to repurchase all of the Revenue Participation Right from Royalty Pharma for a purchase price of equal to the Buy-Out-Payment, as defined below, if we entered into a definitive agreement to consummate a change of control, or Buy-Back Option.

“Buy-Out Payment” means an amount equal to (a) 1.65 times the Purchase Price minus the aggregate Royalty Payments as of the change of control, if the change of control occurs on or prior to December 31, 2027, or (b) 2.0 times the Purchase Price minus the aggregate Royalty Payments as of the change of control, if the change of control occurs after December 31, 2027.

We accounted for the Royalty Pharma Agreement as a financing liability, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The liability related to Revenue Participation Right and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement.

We have determined the fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3.

The carrying value of the liabilities related to sale of future revenues as of December 31, 2024 is $124.8 million and we recognized $5.3 million in non-cash interest expense in the twelve months ended December 31, 2024 related to the Royalty Pharma Agreement.

The following table shows the activity within the liability related to sale of future royalties during the year ended December 31, 2024.

Liability Related to Sale of Future Royalties
(in thousands)
Carrying value of liability related to sale of future royalties at November 1, 2024	$121,634
Interest expense recognized	5,345
Royalty payments	(2,186)
Carrying value of liability related to sale of future royalties at December 31, 2024	$124,793

Embedded Derivatives and Debt Discounts

The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material and therefore, no amount has been recognized. If an event of default becomes more probable than is currently estimated, then the embedded derivative could become material in future periods and would be recognized as a separate financial instrument at that time. The embedded derivatives are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

10. STOCKHOLDERS’ EQUITY

Authorized Common Stock

In May 2023 our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 675,000,000 to 1,350,000,000 shares.

Public Offerings

On April 1, 2022, we completed an underwritten public offering of 53,333,334 shares of our common stock and a pre-funded warrant to purchase 18,095,238 shares of our common stock, or the 2022 pre-funded warrant, together with accompanying warrants to purchase 35,714,286 shares of our common stock, also known as the 2022 stock purchase warrants. The shares of common stock and the 2022 pre-funded warrant were immediately separable from the 2022 stock purchase warrants. All of the securities were issued separately. The combined public offering

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of the common stock and accompanying 2022 stock purchase warrants was $1.05 per share. The 2022 stock purchase warrants have an exercise price of $1.45 per share and are exercisable immediately. The term of the 2022 stock purchase warrants expired in the third quarter of 2023, pursuant to the terms of the warrant agreement. The combined public offering price of the 2022 pre-funded warrant and accompanying 2022 stock purchase warrant was $1.049 per share. The 2022 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2022 pre-funded warrant is exercised in full. As of December 31, 2024, none of the 2022 pre-funded warrant and all of the 2022 stock purchase warrants have been exercised. The net cash proceeds from this offering were $69.9 million, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2022 pre-funded warrant and 2022 stock purchase warrants.

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

On January 10, 2023 we completed an underwritten public offering consisting of 68,007,741 shares of our common stock and the 2023 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $2.45 per share. The public offering price of the 2023 pre-funded warrant was $2.449 per share. The 2023 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2023 pre-funded warrant is exercised in full. As of December 31, 2024, none of the 2023 pre-funded warrant has been exercised. The net cash proceeds from this offering were $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and exclude any future proceeds from the exercise of the 2023 pre-funded warrant.

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

On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2024 pre-funded warrant is exercised in full. As of December 31, 2024, none of the 2024 pre-funded warrant has been exercised. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant.

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

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Exercises

For the year ended December 31, 2024, warrants to purchase 1,071,981 shares of our common stock were exercised for net cash proceeds of approximately $1.4 million. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants, together with accompanying stock purchase warrants in May 2020, April 2022, and January 2023. As of December 31, 2024, the following warrants remained outstanding:

•
pre-funded warrants with an exercise price of $0.001 per share to purchase 59,433,145 shares of our common stock, which have no expiration date; and
•
stock purchase warrants with an exercise price of $1.30 per share to purchase 1,402,522 shares of our common stock related to the public offering of our common stock in May 2020, which expire on December 31, 2025.

For the year ended December 31, 2023, warrants to purchase 77,349,859 shares of our common stock were exercised for net cash proceeds of approximately $105.9 million The warrants were issued in connection with an underwritten public offering of common stock and a pre-funded warrant, together with accompanying stock purchase warrants in May 2020. As of December 31, 2023, the pre-funded warrant to purchase 51,430,477 shares of our common stock was outstanding and stock purchase warrants to purchase 2,474,503 shares of our common stock associated with the May 2020 public offering remained outstanding.

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

No shares of our common stock were sold pursuant to the 2023 Sales Agreement during the year ended December 31, 2024.

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

2018 Equity Incentive Plan

On May 15, 2018, our stockholders approved the adoption of the 2018 Equity Incentive Plan, or 2018 Plan, as the successor to the 2011 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Eligible participants under the 2018 Plan include our employees, consultants and non-employee directors. The number of shares reserved for issuance under the 2018 Plan (subject to adjustment for certain changes in capitalization) is equal to the sum of (i) the unallocated shares of common stock remaining available for future grants under the 2011 Plan as of May 15, 2018, (ii) 10,000,000 newly reserved shares of common stock and (iii) the number of shares subject to awards granted under

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 2002 Equity Incentive Plan, and the 2011 Plan as such shares become available from time to time, referred to as the Prior Plans’ Returning Shares. Such Prior Plans’ Returning Shares become available for issuance under the 2018 Plan if outstanding stock awards granted under the 2002 Equity Incentive Plan and the 2011 Plan, after May 15, 2018, expire or terminate for any reason prior to exercise or settlement or are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or, subject to certain exceptions, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. In May 2023, May 2022 and May 2021, our stockholders approved amendments to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by 43,360,000, 11,000,000, and 12,500,000 shares of our common stock, respectively. As of December 31, 2024, an aggregate total of 81,447,090 shares of common stock have been reserved under the 2018 Equity Incentive Plan, with 32,587,928 available for future grants.

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

Under certain circumstances, stock options may be exercised prior to vesting, subject to our right to repurchase the shares underlying such stock option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised stock option. During 2024 and 2023, we did not repurchase any shares under the 2018 Plan. As of December 31, 2024, we have no shares outstanding subject to repurchase under the 2018 Plan.

As of December 31, 2024, our Non‑Employee Director Compensation Policy adopted by our board of directors in March 2014, as amended and restated in February 2024 and February and March 2022, provides for the automatic grant to non‑employee directors of the following types of equity awards under the 2018 Plan:

First Director Option. Each person who becomes a non‑employee director, whether by election by our stockholders or by appointment by our board of directors to fill a vacancy, will automatically be granted a stock option to purchase 270,000 shares of common stock, or First Director Option, on the date such person first becomes a non‑employee director. The First Director Option vests annually over three years upon each anniversary date of appointment to our board of directors.

Subsequent Director Option. Each non‑employee director (other than any director receiving a First Director Option on the date of the annual meeting) will automatically be granted a subsequent stock option to purchase 180,000 shares of common stock, a Subsequent Director Option, on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors. The Subsequent Director Option vests in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant.

2018 Inducement Award Plan

In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of our common stock to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or non-employee directors, other than following a bona fide period of non-employment. Since adoption of the Inducement Plan, the compensation committee of our board of directors, or the compensation committee, has approved amendments to our Inducement Plan to increase the aggregate total number of shares issuable under such plan to 40,300,000 shares of our common stock. The most recent amendment, approved by the compensation committee in December 2024, increased the total number of shares issuable under such plan by 5,300,000 shares of our common stock, effective as of January 1, 2025, to an aggregate of 40,300,000 shares. As of December 31, 2024, an aggregate total of

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27,959,342 shares of common stock have been reserved under the Inducement Plan, with 851,137 available for future grants.

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

For the years ended December 31, 2024, 2023 and 2022, we issued 8,351, 36,864 and 15,962 shares of common stock, respectively, under the Directors Market Plan. The weighted average grant date fair value of stock granted during the years ended December 31, 2024 2023 and 2022 was $3.84, $2.37 and $1.92 per share, respectively. The total fair value of vested stock grants during 2024, 2023 and 2022 was $32,079, $85,400 and $29,000, respectively.

Aggregate stock option and award activity for the 2011 Plan, 2018 Plan, Inducement Plan and Directors Market Plan is as follows:

		Outstanding Stock Options
					Weighted Average
	Shares			Weighted Average	Remaining	Aggregate
	Available	Number of		Exercise Price	Contractual Life	Intrinsic
	For Grant	Shares		Per Share	(In years)	Value
Balance at December 31, 2023	58,750,670	72,984,351		$2.16
Stock options granted	(29,603,740)	29,603,740		$2.86
Awards granted	(8,351)	—		$—
Stock options exercised	—	(17,907,649)		$1.77
Stock options cancelled/forfeited/expired	5,171,390	(8,713,075)		$3.24
Balance at December 31, 2024	34,309,969	75,967,367	(1)	$2.40	7.35	$94,204,849
Stock options exercisable at December 31, 2024		37,943,520		$2.06	5.84	$57,488,305
Stock options fully vested and expected to vest at December 31, 2024		74,159,549		$2.39	7.30	$92,613,420

(1)
Includes 300,000 performance-based stock options granted that have not achieved the specified performance milestone.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on Geron’s closing stock price of $3.54 per share as of December 31, 2024, which would have been received by the option holders had all the option holders exercised their stock options as of that date.

As of December 31, 2024, 2023 and 2022, there were 37,943,520, 39,995,642 and 36,085,389 exercisable stock options outstanding at weighted average exercise prices per share of $2.06, $2.16 and $2.17, respectively, all of which were granted at an exercise price equal to the fair market value of our common stock.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total pretax intrinsic value of stock options exercised during 2024, 2023, and 2022 was $41.2 million $12.0 million and $0.8 million, respectively. Cash received from the exercise of stock options in 2024, 2023, and 2022 totaled approximately $31.6 million, $12.4 million and $1.8 million, respectively.

Employee Stock Purchase Plan

In March 2014, our board of directors adopted the 2014 Employee Stock Purchase Plan, or 2014 Purchase Plan. The 2014 Purchase Plan was approved by our stockholders in May 2014. The 2014 Purchase Plan replaced the 1996 Employee Stock Purchase Plan, or 1996 Purchase Plan, which was terminated effective as of the date the 2014 Purchase Plan was approved by our stockholders. In May 2022, our stockholders approved an amendment to our 2014 Purchase Plan to increase the total number of shares issuable under such plan by 1,000,000 shares of our common stock, for an aggregate total reserve of 2,000,000 shares. As of December 31, 2024, an aggregate of 1,741,634 shares of our common stock have been issued under the 2014 Purchase Plan since its adoption.

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

Stock‑Based Compensation for Employees and Directors

We measure and recognize compensation expense for all share‑based payment awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock unit awards, and employee stock purchases, based on grant‑date fair values for these instruments. We use the Black-Scholes option‑pricing model to estimate the grant‑date fair value of our service-based and performance-based stock options and employee stock purchases. The fair value for service‑based restricted stock awards and restricted stock unit awards is determined using the fair value of our common stock on the date of grant.

As stock‑based compensation expense recognized on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant‑date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In 2024, 2023, and 2022, our board of directors awarded 208,100, 832,790 and 2,741,750 performance-based stock options, respectively, to certain employees. These performance-based stock options are included in the outstanding stock options table above. Performance-based stock options vest only upon achievement of discrete milestones. Stock-based compensation expense for performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being achieved, if ever.

We recognize stock‑based compensation expense for service-based stock options on a straight‑line basis over the requisite service period, which is generally the vesting period. We recognized $6.5 million

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of stock-based compensation expense for performance-based stock options on our consolidated statements of operations for the year ended December 31, 2024. We recognized $3.2 million of stock-based compensation expense for performance-based stock options on our consolidated statements of operations for the year ended December 31, 2023. We did not recognize any stock-based compensation expense for performance-based stock options on our consolidated statements of operations for the years ended December 31, 2022 ,as the achievement of the specified milestones was not considered probable during that time. The following table summarizes the stock‑based compensation expense related to service-based stock options and employee stock purchases for the years ended December 31, 2024, 2023 and 2022, which was allocated as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Research and development	$10,280	$7,426	$3,720
General and administrative	21,647	11,099	4,281
Total Stock-based compensation expense	$31,927	$18,525	$8,001

Stock-based compensation of $0.7 million was capitalized to inventory for the twelve months ended December 31, 2024.

The fair value of stock options granted in 2024, 2023, and 2022 has been estimated at the date of grant using the Black-Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility range	0.72 to 0.87	0.82 to 0.83	0.77 to 0.82
Risk-free interest rate range	3.5% to 4.6%	3.42% to 4.94%	1.69% to 4.57%
Expected term range	6.0 yrs	6.0 yrs	5.5 yrs

The fair value of employee stock purchases in 2024, 2023, and 2022 has been estimated using the Black-Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility range	0.72. to 1.19	0.79 to 0.83	0.61 to 0.87
Risk-free interest rate range	4.8% to 5.4%	4.73% to 5.4%	0.40% to 2.79%
Expected term range	6 - 12 mos	6 - 12 mos	6 - 12 mos

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

Based on the Black-Scholes option‑pricing model, the weighted-average estimated fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $2.05, $1.95 and $0.92 per share, respectively. The weighted average estimated fair value of employees’ purchase rights for the years ended December 31, 2024, 2023 and 2022 was $0.82, $1.10 and $0.48 per share, respectively. As of December 31, 2024, total compensation cost related to unvested share‑based payment awards not yet recognized, net of estimated forfeitures and assuming no probability of achievement for outstanding performance-based stock options, was $65.6 million, which is expected to be recognized over the next 32 months on a weighted‑average basis.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock‑Based Compensation to Service Providers

We grant stock options to consultants from time to time in exchange for services performed for us. In general, the stock options vest over the contractual period of the consulting arrangement. The fair value of stock options held by consultants is recorded as operating expenses over the vesting term of the respective equity awards. With the adoption of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, in the first quarter of 2019, the measurement date of stock options granted to consultants was fixed at the grant date. We recorded stock‑based compensation expense of $103,000, $742,000 and $235,000 for the vested portion of the fair value of stock options held by consultants in 2024, 2023, and 2022, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2024 is as follows:

Outstanding stock options	75,967,367
Stock options and awards available for grant	34,309,969
Employee stock purchase plan	258,366
Warrants outstanding	60,835,667
Total	171,371,369

11. INCOME TAXES

The components of Income/(Loss) before income taxes are as follows:

	2024	2023	2022
Domestic	(174,737)	(181,884)	(141,930)
Foreign	215	150	28
Total	(174,521)	(181,734)	(141,902)

Provision for (benefit from) income taxes:

	2024	2023	2022
State	398	—	—
Foreign	51	22	—
Total	449	22	—

The following table reconciles the federal statutory tax rate to the effective income tax rate from continuing operations:

	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	(1.7)	6.6	6.8
Federal and state tax credits	2.7	4.1	4.9
Stock-based compensation	(0.1)	(0.7)	(0.8)
Net operating loss not benefitted	(0.5)	(5.7)	(4.3)
Other	(1.6)	(0.5)	(0.1)
Change in valuation allowance	(20.1)	(24.8)	(27.5)
Effective tax rate	(0.3)%	0.0%	0.0%

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2024	2023
	(In thousands)
Net operating loss carryforwards	$272,970	$272,300
Federal and state tax credits	70,492	64,700
Capitalized research and development	39,503	43,300
Stock-based compensation	8,353	11,200
Revenue Participation	29,547	—
Operating lease liabilities	767	1,100
Other	8,963	3,600
Total deferred tax assets	430,595	396,200
Less: valuation allowance	(429,913)	(395,200)
Net deferred tax assets	682	1,000

Operating leases, right-of-use assets	(682)	(1,000)
Total deferred tax liabilities	(682)	(1,000)
Total net deferred tax assets	$—	$—

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Because of our history of losses, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $35.0 million and $45.6 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, we had domestic federal net operating loss carryforwards of approximately $1.0 billion. Of this, $631.5 million will expire at various dates beginning in 2025 through 2037 and the remaining will carryforward indefinitely under the new tax laws, but is subject to an 80% taxable income limitation for tax years beginning after 2020. As of December 31, 2024, we had state net operating loss carryforwards of approximately $844.4 million expiring at various dates beginning in 2028 through 2044. We also had federal tax credit carryforwards of approximately $79.0 million expiring at various dates beginning in 2025 through 2044, if not utilized. Our state tax credit carryforwards of approximately $23.3 million carry forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We adopted the provision of the standard for accounting for uncertainties in income taxes on January 1, 2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized tax benefits. At December 31, 2024, we had approximately $28.3 million of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our net deferred tax assets being fully offset by a valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2023	$26,331
Decrease related to prior year tax positions	(494)
Increase related to current year tax positions	2,473
Balance as of December 31, 2024	$28,310

If applicable, we would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2024, there has been no interest expense or penalties related to unrecognized tax benefits.

GERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We do not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2025. In certain cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax years for which we have carryforward net operating loss and credit attributes remain subject to examination by federal and most state tax authorities.

12. CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Supplemental operating and investing activities:
Net unrealized loss on marketable securities	$88	$(431)	$(68)
Reclassification between prepaid and other current assets and deposits and other assets	—	—	(5)
Interest paid	$10,364	$7,017	$5,154

13. SEGMENT REPORTING

We are currently developing therapies for the treatment of hematologic malignancies. To date, our only source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024. Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.

For the year ended December 31, 2024, we have identified one operating and reportable segment. We define our operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker or CODM to analyze financial performance, make decisions, and allocate resources. Our Chief Executive Officer is the CODM.

The CODM reviews the segment's profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment's assets based on total assets reported on the consolidated balance sheet. All long-lived assets are held in the United States.

Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
(in millions)
Revenues:
Product revenue, net	76.5	-
Royalties	0.5	0.2
Total revenues	$77.0	$0.2
Operating expenses:
Cost of goods sold	1.3	-
Research and development
Research and clinical expenses	67.9	74.9
Chemistry, manufacturing, and control expenses	26.2	$42.5
Selling, general and administrative
Commercial expenses	72.0	27.4
Other segment expenses*	83.3	49.4
Total operating expenses	$250.7	$194.2
Loss from operations	(173.7)	(193.9)
Total interest and other income (expense)	(0.9)	9.8
Net loss	$(174.6)	$(184.1)

*Other segment expenses includes stock-based compensation expense and other general and administrative expenses largely resulting from personnel costs for individuals in administrative functions and legal and professional fees.

Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

(II) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(IV) Report of Independent Registered Public Accounting Firm

This Report includes an attestation report of our independent registered public accounting firm. It is set forth in Item 8 above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Report because we will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Geron’s Annual Meeting of Stockholders expected to be held in May 2025, or the Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference, or an amendment to this Report under cover of Form 10-K/A containing the information required by this Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Nominees for Director

The information required by this item concerning our directors and nominees for director is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Proxy Statement.

Identification of Executive Officers

The information required by this item concerning our executive officers is set forth in Part I, Item 1 of this Report.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Report. In addition, it is the Company’s practice to comply with applicable laws and regulations relating to insider trading.

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

(3)
Exhibits

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.

3.1	Restated Certificate of Incorporation	3.3	8‑K	May 18, 2012	000‑20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8‑K	May 18, 2012	000‑20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
3.5	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 2, 2023	000-20859
3.6	Amended and Restated Bylaws of Registrant	3.1	8‑K	December 15, 2023	000‑20859
4.1	Description of Capital Stock	4.1	10-K	February 28, 2024	000-20859
4.2	Form of Common Stock Certificate	4.1	10‑K	March 15, 2013	000‑20859
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000‑20859
4.4	Form of Warrant to Purchase Common Stock	4.2	8-K	May 26, 2020	000‑20859
4.5	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 30, 2022	000‑20859
4.6	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	January 6, 2023	000‑20859
4.7	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 20, 2024	000-20859
10.1	Form of Indemnification Agreement	10.1	10‑K	March 7, 2012	000‑20859
10.2	2011 Incentive Award Plan*	10.1	8‑K	May 16, 2011	000‑20859
10.3	Form of Stock Option Agreement under 2011 Incentive Award Plan*	10.11	10‑K	March 15, 2013	000‑20859
10.4	Form of Restricted Stock Award Agreement under 2011 Incentive Award Plan*	10.12	10‑K	March 15, 2013	000‑20859
10.5	Form of Non‑Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.2	10‑Q	May 7, 2015	000‑20859
10.6	2018 Equity Incentive Plan, as amended*	10.1	8-K	June 2, 2023	000-20859
10.7	UK Sub-Plan to 2018 Equity Incentive Plan*	10.1	10-Q	November 7, 2022	000-20859
10.8	Form of 2018 Equity Incentive Plan Option Agreement (Time Based)*	10.2	10-Q	November 7, 2022	000-20859
10.9	Form of 2018 Equity Incentive Plan Option Agreement (Performance Based)*	10.3	10-Q	November 7, 2022	000-20859
10.10	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.13	10-K	March 7, 2019	000-20859
10.11	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.15	10-K	March 7, 2019	000-20859
10.12	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan*
10.13	2018 Inducement Award Plan, as amended January 1, 2025*
10.14	UK Sub-Plan to 2018 Inducement Award Plan*	10.5	10-Q	November 7, 2022	000-20859
10.15	Form of Stock Option Agreement under 2018 Inducement Award Plan, as amended*	10.19	10-K	March 7, 2019	000-20859
10.16	Form of Performance-Vesting Stock Option Agreement under 2018 Inducement Award Plan*	10.20	10-K	March 7, 2019	000-20859
10.17	Form of Restricted Stock Unit Agreement under 2018 Inducement Award Plan*
10.18	2014 Employee Stock Purchase Plan, as amended*	10.2	8‑K	May 13, 2022	000‑20859

10.19	Form of 2018 Inducement Award Plan Option Agreement (Time Based)*	10.6	10-Q	November 7, 2022	000‑20859
10.20	Form of 2018 Inducement Award Plan Option Agreement (Performance Based)*	10.7	10-Q	November 7, 2022	000‑20859
10.21	Non-Employee Director Compensation Policy, as amended February 16, 2022, March 7, 2022 and February 14, 2024*	10.23	10-K	February 28, 2024	000-20859
10.22	Directors’ Market Value Stock Purchase Plan, effective October 1, 2018*	10.1	10-Q	November 1, 2018	000-20859
10.23	Amended and Restated Severance Plan, effective as of January 1, 2022*	10.22	10-K	March 10, 2022	000-20859
10.24	Amended and Restated Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2019*	10.29	10-K	March 7, 2019	000-20859
10.25	Amended and Restated Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of January 31, 2019*	10.31	10-K	March 7, 2019	000-20859
10.26	Employment Agreement by and between the Registrant and Scott A. Samuels, effective as of August 1, 2023*	10.1	10-Q	November 2, 2023	000-20859
10.27	Employment Agreement by and between the Registrant and Michelle Robertson, effective as of September 25, 2023*	10.2	10-Q	November 2, 2023	000-20859
10.28	Employment Agreement by and between the Registrant and James Ziegler, effective as of September 9, 2024*	10.1	10-Q	November 7, 2024	000-20859
10.29	Employment Agreement by and between the Registrant and Joseph Eid, effective as of November 11, 2024*
10.30	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as of April 30, 2019	10.18	10-Q	May 2, 2019	000‑20859
10.31	Office Lease Agreement by and between Registrant and Hudson Metro Center LLC, effective as of October 9, 2019	10.1	8-K	October 15, 2019	000‑20859
10.32	At Market Issuance Sales Agreement, dated November 1, 2023, by and between Registrant and B. Riley Securities, Inc.	10.1	8-K	November 2, 2023	000-20859
10.33	Loan Agreement, dated November 1, 2024, among Registrant, BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership^
10.34	Revenue Participation Right Purchase and Sale Agreement, dated November 1, 2024, by and between Registrant and Royalty Pharma Development Funding, LLC^
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
97.1	Incentive Compensation Recoupment Policy, effective October 2, 2023*	97.1	10-K	February 28, 2024	000-20859
101

The following materials from the Registrant’s annual report on Form 10‑K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations, Consolidated Comprehensive Loss, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2024, and (iii) Notes to Consolidated Financial Statements

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

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: February 26, 2025	By:	/s/ Michelle Robertson
MICHELLE ROBERTSON Executive Vice President, Finance, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, John A. Scarlett, M.D. and Michelle Robertson, and each one of them, attorneys‑in‑fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his or her substitutes, may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Scarlett	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2025
JOHN A. SCARLETT

/s/ Michelle Robertson	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2025
MICHELLE ROBERTSON

/s/ GAURAV AGGARWAL	Director	February 26, 2025
GAURAV AGGARWAL

/s/ Dawn C. Bir	Director	February 26, 2025
DAWN C. BIR

/s/ V. Bryan Lawlis	Director	February 26, 2025
V. BRYAN LAWLIS

/s/ John McDonald	Director	February 26, 2025
JOHN F. McDONALD

/s/ Susan Molineaux	Director	February 26, 2025
SUSAN M. MOLINEAUX

/s/ Elizabeth G. O’Farrell	Director	February 26, 2025
ELIZABETH G. O’FARRELL

/s/ Robert J. Spiegel	Director	February 26, 2025
ROBERT J. SPIEGEL