Form 10-Q
period 2025-03-31
GERON CORP
filed 2025-05-07
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to          .
Commission File Number: 000-20859
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 2, 2025:
Common Stock, $0.001 par value	636,917,758 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)
GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$83,745	$79,016
Restricted cash	1,865	1,860
Marketable securities	313,132	327,550
Accounts receivable, net	31,166	35,946
Interest and other receivables	2,817	2,853
Inventory	56,222	38,714
Prepaid expenses and other current assets	6,822	5,053
Total current assets	495,769	490,992
Noncurrent marketable securities	58,795	94,519
Property and equipment, net	1,147	1,310
Operating leases, right-of-use assets	2,704	2,881
Deposits and other assets	4,035	4,079
	$562,450	$593,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,032	$8,595
Accrued compensation and benefits	9,603	22,808
Operating lease liabilities	981	974
Liability related to sale of future royalties	15,532	20,372
Debt	—	—
Accrued liabilities	28,886	35,549
Total current liabilities	63,034	88,298
Noncurrent operating lease liabilities	2,069	2,266
Noncurrent liability related to sale of future royalties	110,381	104,421
Noncurrent debt	118,728	118,476
Commitments and contingencies
Stockholders' equity:
Common stock	637	606
Additional paid-in capital	2,059,473	2,051,794
Accumulated deficit	(1,792,176)	(1,772,341)
Accumulated other comprehensive loss	304	261
Total stockholders' equity	268,238	280,320
	$562,450	$593,781
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Revenues:
Product revenue, net	$39,436	$—
Royalties	167	304
Total revenues	$39,603	$304
Operating expenses:
Cost of goods sold	1,206	—
Research and development	15,078	29,373
Selling, general and administrative	40,023	27,065
Total operating expenses	$56,307	$56,438
Loss from operations	(16,704)	(56,134)
Interest income	5,152	4,239
Interest expense	(8,200)	(3,433)
Other income and (expense), net	(83)	(62)
Net loss	$(19,835)	$(55,390)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Shares used in computing basic and diluted net loss per share	665,905,469	603,493,451
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Net loss	$(19,835)	$(55,390)
Net unrealized gain/(loss) on marketable securities	55	(448)
Foreign currency translation adjustments	(12)	(10)
Comprehensive loss	$(19,792)	$(55,848)
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,387,666	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive loss	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of Pre-Funded Warrant	30,369,830	31	—	—	—	31
Issuances of common stock under equity plans	155,349		256	—	—	256
Stock-based compensation related to issuances of common stock and options for services	4,913	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,917,758	$637	$2,059,473	$(1,792,176)	$304	$268,238

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive income	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuance of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Stock-based compensation related to issuance of common stock and options in exchange for services	4,211,493	4	6,745	—	—	6,749
Issuance of common stock under equity plans	2,462	—	92	—	—	92
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,835)	$(55,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	111
Accretion and amortization on investments, net	(2,210)	(2,367)
Amortization of debt issuance costs/debt discounts	253	802
Non-cash interest expense on liabilities for sales of future royalties	4,801	—
Payment on Royalty agreement	(3,682)	—
Stock-based compensation for services by non-employees	15	92
Stock-based compensation for employees and directors	7,408	4,877
Amortization of right-of-use assets	177	164
Increase in allowance for doubtful accounts	131	—
Changes in assets and liabilities:
Inventory	(17,508)	—
Accounts receivable, net	4,649	—
Prepaid expenses, interest receivable and other assets	(1,688)	(819)
Current and noncurrent liabilities	(20,621)	(9,723)
Net cash used in operating activities	(47,979)	(62,253)

Cash flows from investing activities:
Purchases of property and equipment	32	(615)
Purchases of marketable securities	(46,477)	(65,618)
Proceeds from maturities of marketable securities	98,884	100,440
Net cash provided by investing activities	52,439	34,207

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	256	6,749
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	—	141,000
Proceeds from exercise of warrants	—	49
Net cash provided by financing activities	256	147,798
Effect of exchange rates on cash, cash equivalents and restricted cash	18	(10)
Net increase in cash, cash equivalents and restricted cash	4,734	119,742
Cash, cash equivalents and restricted cash at the beginning of the period	80,876	71,138
Cash, cash equivalents and restricted cash at the end of the period	$85,610	$190,880
See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, USE OF ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiaries, Geron UK and Geron Netherlands. For Geron UK and Geron Netherlands, we have eliminated intercompany accounts and transactions. We prepare the financial statements of Geron UK and Geron Netherlands using the local currency as the functional currency. We translate the assets and liabilities of Geron UK and Geron Netherlands at rates of exchange at the balance sheet date and translate income and expense items at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, on our condensed consolidated balance sheets.
Use of Estimates
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
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2024 Form 10-K.
Recent Accounting Pronouncements
New Accounting Pronouncements – Issued But Not Yet Adopted

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements.
Other recent accounting pronouncements issued by the FASB are not believed by management to have a material impact on our financial statements.

2. REVENUE RECOGNITION
Net Product Revenue
To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2025	2024
Gross product revenue	$45,312	$—
Gross-to-net adjustments:
Chargebacks, and customer credits	(5,697)	—
Government rebates	(66)	—
Sales returns and allowances	(113)	—
Total gross-to-net adjustments	(5,876)	—
Net product revenue	$39,436	$—

3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of March 31, 2025 (in thousands):

	Three Months Ended March 31,	As of December 31,
(in thousands)	2025	2024
Raw materials	$7,383	$4,904
Work-in-process	41,422	30,093
Finished goods	7,417	3,717
Total inventory	$56,222	$38,714

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
4. FAIR VALUE MEASUREMENTS
Cash Equivalents and Marketable Securities
Cash equivalents, restricted cash and marketable securities by security type at March 31, 2025 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Included in cash and cash equivalents:
Money market funds	$51,525	$—	$—	$51,525
Commercial paper	3,980	—	(1)	3,979
	$55,505	$—	$(1)	$55,504

Restricted cash:
Money market fund	$1,592	$—	$—	$1,592
Certificate of deposit	273	—	—	273
	$1,865	$—	$—	$1,865

Marketable securities:
U.S. Treasury securities (due in less than one year)	$8,991	$15	$—	$9,006
U.S. Treasury securities (due in 1 to 2 years)	18,678	32	—	18,710
Government-sponsored enterprise securities (due in less than one year)	4,000	—	(4)	3,996
Commercial paper (due in less than one year)	127,931	57	(11)	127,977
Corporate notes (due in less than one year)	171,965	209	(21)	172,153
Corporate notes (due in one to two years)	40,030	60	(5)	40,085
	$371,595	$373	$(41)	$371,927

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2025:
Government-sponsored enterprise securities (due in less than one year)	$3,996	$(4)	$—	$—	$3,996	$(4)
Commercial paper (due in less than one year)	40,386	(10)	—	—	40,386	(10)
Corporate notes (due in less than one year)	40,062	(21)	1,998	(1)	42,060	(22)
Corporate notes (due in one to two years)	3,930	(5)	—	—	3,930	(5)
	$88,374	$(40)	$1,998	$(1)	$90,372	$(41)

As of December 31, 2024:
U.S. Treasury securities (due in less than one year)	$18,593	$(10)	$—	$—	$18,593	$(10)
Commercial paper (due in less than one year)	66,076	(56)	—	—	66,076	(56)
Corporate notes (due in less than one year)	31,549	(26)	1,993	(1)	33,542	(27)
Corporate notes (due in one to two years)	53,506	(98)	—	—	53,506	(98)
	$169,724	$(190)	$1,993	$(1)	$171,717	$(191)
The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2025 and December 31, 2024 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three months ended March 31, 2025 and December 31, 2024 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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
The embedded derivatives are classified within Level 3 of the fair value hierarchy. See Note 6 on Debt.
Liability Related to the Sale of Future Royalties
We will utilize the prospective method to account for subsequent changes in the estimated future payments to be made to Royalty Pharma and will update the effective interest rate on a quarterly basis.
We determined the fair value of the liability related to the sale of future royalties based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3. See Note 6 on Debt.
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Money market funds(1)(2)	$53,117	$—	$—	$53,117
Certificate of deposit(2)	273		—	273
U.S. Treasury securities(3)(4)	—	27,716	—	27,716
Government-sponsored enterprise securities(3)	—	3,997	—	3,997
Commercial paper(3)	—	131,956	—	131,956
Corporate notes(3)(4)	—	212,238	—	212,238
Total	$53,390	$375,907	$—	$429,297
As of December 31, 2024:
Money market funds(1)(2)	$46,802	$—	$—	$46,802
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)(4)	—	30,570	—	30,570
Government-sponsored enterprise securities(3)	—	8,748	—	8,748
Commercial paper(3)	—	185,201	—	185,201
Corporate notes(3)(4)	—	202,527	—	202,527
Total	$47,075	$427,046	$—	$474,121
_______________________________
(1)Included in cash and cash equivalents on our condensed consolidated balance sheets.
(2)Included in restricted cash on our condensed consolidated balance sheets.
(3)Included in current portion of marketable securities on our condensed consolidated balance sheets.
(4)Included in noncurrent portion of marketable securities on our condensed consolidated balance sheets.
Credit Risk
We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. However, we are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents to the extent recorded in our consolidated balance sheets. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions in which those deposits are held. As of March 31, 2025 four customers accounted for 100% of our gross accounts receivable: McKesson Financial Center, which accounted for 40% of our gross accounts receivable; ASD Specialty Healthcare LLC, which accounted for 37% of our gross accounts receivable; Cardinal Health

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
Inc., which accounted for 21% of our gross accounts receivable; and Sina Drug, which accounted for 2% of our gross accounts receivable.
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

(In thousands)	MARCH 31, 2025	DECEMBER 31, 2024
CRO and clinical trial costs	$10,502	$18,968
Manufacturing activities	14,315	11,839
Professional legal and accounting fees	1,003	475
Interest payable	—	2,186
Accrued Revenue adjustments	881	—
Other	2,185	2,081
	$28,886	$35,549
6. DEBT
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of March 31, 2025 (in thousands):

2025	$12,750
2026	12,750
2027	12,750
2028	12,785
2029	135,654
Thereafter	—
Total	$186,689
Less: amount representing interest	(61,690)
Less: unamortized debt discount and issuance costs	(6,271)
Noncurrent portion of debt	$118,728
Liabilities Related to Sale of Future Royalties

On November 1, 2024, we entered into a revenue participation right purchase and sale agreement, or the Royalty Pharma Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
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
We accounted for the Royalty Pharma Agreement as a financing liability, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The liability related to Revenue Participation Right and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement.
We have determined the fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3.
The following table shows the activity within the liability related to sale of future royalties during the three months ended March 31, 2025:

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2024	$124,793
Interest expense recognized	4,801
Royalty payments	(3,681)
Carrying value of liability related to sale of future royalties at March 31, 2025	$125,913

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
7. CONTINGENCIES AND UNCERTAINTIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Northern District of California, captioned Debestani v. Geron Corporation, et al., No. 3:25-cv-02507-CRB and Potvin v. Geron

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
Corporation, et al., No. 3:25-cv-02563-CRB, respectively. Both lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025, that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees.
On April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three derivative lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the two aforementioned securities class action lawsuits, which these lawsuits are premised on. Each of the three plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages.
It is possible that additional lawsuits will be filed or allegations made by stockholders with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We intend to vigorously defend against the claims brought by the plaintiffs in these matters.
Such lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in defending against the pending lawsuits and any other related lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is time-consuming for our management, is likely to be expensive, and may detract from our ability to fully focus our internal resources on our business activities. Additionally, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. Given the early stage of these lawsuits and the inherent uncertainly of litigation, we cannot predict how long it may take to resolve the pending lawsuits or the potential outcome or possible amount of any damages. As such, we currently are unable to reasonably estimate the possible losses or a range of possible losses that may result from these matters, if any. Expenses associated with the pending lawsuits and any potential related lawsuits could be material to our consolidated financial statements if we do not prevail in the defense of such lawsuits, or even if we do prevail.
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
Purchase Commitments
We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $110.9 million in the aggregate as of March 31,

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
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
8. STOCKHOLDERS’ EQUITY
Registered Offering
On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until the 2024 pre-funded warrant is exercised in full. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. As of March 31, 2025, 5,380,000 pre-funded warrants issued in connection with our 2024 underwritten public offering have been net exercised, which resulted in the issuance of 5,378,199 shares of our common stock.
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
Warrant Exercises
In the first quarter of 2025, 30,380,000 pre-funded warrants issued in connection with our underwritten public offerings have been net exercised, which resulted in the issuance of 30,369,830 shares of our common stock. The warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants. As of March 31, 2025, the following warrants remained outstanding from our offerings:

•pre-funded warrants with an exercise price of $0.001 per share to purchase 29,053,145 shares of our common stock, which have no expiration date; and
•stock purchase warrants with an exercise price of $1.30 per share to purchase 1,402,522 shares of our common stock, which expire on December 31, 2025.
Net Loss Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
shares. In connection with previous public offerings, we issued pre-funded warrants to purchase shares of our common stock.
Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three months ended March 31, 2025 and 2024, the diluted net loss per share calculation excludes potential dilutive securities of 80,776,089 and 84,430,455, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

Stock-Based Compensation
We maintain various stock incentive plans under which stock options and restricted stock awards and units can be granted to employees, non-employee directors and consultants, as applicable. We also have an employee stock purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options and restricted stock units ("RSU") on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options ("PSO") with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black-Scholes option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.
The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options, restricted stock units, and employee stock purchases for the three months ended March 31, 2025 and 2024, which was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$2,395	$1,681
Selling, general and administrative	5,013	3,196
Total stock-based compensation expense	$7,408	$4,877
Stock-based compensation of $0.3 million and $0.0 was capitalized to inventory for the three months ended March 31, 2025 and 2024, respectively.
As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
Stock Options
We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the three months ended March 31, 2025 and 2024 has been estimated at the date of grant using the Black- Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility range	71.42% to 73.36%	82.94% to 86.68%
Risk-free interest rate range	4.16% to 4.47%	4.05% to 4.32%
Expected term	6 years	6 years

Employee Stock Purchase Plan
The fair value of employees’ stock purchase rights during the three months ended March 31, 2025 and 2024 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility range	44.18% to 93.79%	59.46% to 79.05%
Risk-free interest rate range	4.17% to 5.10%	4.79% to 5.40%
Expected term range	6 months to 12 months	6 months to 12 months
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
Restricted Stock Units
We grant service-based RSUs under our equity plans to employees. The service-based vesting period for an employee RSU is generally four years from the date of the grant. We measure the expense of the RSUs based on the grant-date fair value.
Non-Employee Stock-Based Awards
We measure share-based payments to non-employees based on the grant-date fair value of the equity awards. We recognize stock-based compensation expense for the fair value of the vested portion of non-employee stock-based awards on our condensed consolidated statements of operations.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)
The following table summarizes the activity for stock options, RSUs and PSOs for the three months ended March 31, 2025 (in thousands):

	Stock Options	RSU's	PSO's
Equity awards outstanding, beginning of year	71,180,260	—	4,787,107
Changes during the year
Granted	11,834,500	3,673,750	—
Exercised	(125,999)	—	(29,350)
Expired or Forfeited	(11,558,265)	(586,500)	(350,000)
Equity outstanding, end of period	71,330,496	3,087,250	4,407,757
Unvested portion of equity outstanding, end of period	35,516,641	3,087,250	100,000
As of March 31, 2025, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSU's	PSO's
Unrecognized compensation cost	$45,466,916	6,684,077	32,971
Expected weighted-average period in years of compensation cost to be recognized	2.83	3.89	0.22
9. SEGMENT REPORTING
We are currently developing therapies for the treatment of hematologic malignancies. To date, our only source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024. Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.
For the three months ended March 31, 2025, we have identified one operating and reportable segment. We define our operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker or CODM to analyze financial performance, make decisions, and allocate resources. Our Interim President and Chief Executive Officer is the CODM.
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
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three months ended March 31, 2025 and 2024:

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

	MARCH 31, 2025	MARCH 31, 2024
Revenues:
Product revenue, net	$39.4	$—
Royalties	0.2	0.3
Total revenues	$39.6	$0.3
Operating expenses:
Cost of goods sold	1.2	—
Research and development
Research and clinical expenses	13.7	16.4
Chemistry, manufacturing, and control expenses	1.5	11.2
Selling, general and administrative
Commercial expenses	20.0	11.3
Other segment expenses*	19.9	17.5
Total operating expenses	$56.3	$56.4
Loss from operations	(16.7)	(56.1)
Total interest and other income (expense)	(3.1)	0.7
Net loss	$(19.8)	$(55.4)

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Report and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.
OVERVIEW
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Report; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025, or the 2024 Form 10-K.
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
We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit, of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients, as well as the favorable FDA label and the National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO to potentially compete for significant market segments in lower-risk MDS.
In March 2025, we were granted marketing authorization by the European Commission, or EC, for RYTELO as a monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. We are preparing for the planned commercialization of RYTELO in select EU markets in 2026. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the United States where RYTELO may be approved for marketing in the future). Accordingly, we plan to work with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of RYTELO in the EU, such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution.
In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF with overall survival, or OS, as the primary endpoint. As of May 2025, the trial has reached approximately 85% enrollment. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, interest income on our marketable securities and payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of March 31, 2025, we had approximately $457.5 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2025, we had an accumulated deficit of approximately $1.8 billion.
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into a revenue participation right purchase and sale agreement, or the Royalty Pharma Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received an upfront payment of $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive tiered royalty payments with respect to annual U.S. net sales, or Annual Net Sales, of RYTELO beginning on July 1, 2024, ranging from: (i) 7.75% of Annual Net Sales up to $500.0 million; (ii) 3.0% of Annual Net Sales in excess of $500.0 million but less than or equal to $1.0 billion; and (iii) 1.0% in respect of Annual Net Sales in excess of $1.0 billion, or the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. Based on our current operating plans and assumptions, we expect that our Royalty Payments to Royalty Pharma will reach a multiple of 1.65 times the Purchase Price in respect of net sales occurring on or before June 30, 2031. Our Royalty Payment obligations under the Royalty Pharma Agreement may be discharged in connection with a change of control of Geron in an amount equal to 1.65 times the Purchase Price minus the aggregate Royalty Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs on or prior to December 31, 2027, or in an amount equal to 2.0 times the Purchase Price minus the aggregate Royalty Payments received by Royalty Pharma as of the date of the closing of the change of control, if the closing of the change of control occurs after December 31, 2027. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron.
The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In this regard, our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. As previously disclosed, weekly sales growth of RYTELO has been relatively flat since the end of the fourth quarter of 2024, which has continued in the first quarter of 2025, resulting in lower net product revenue in the first quarter of 2025 of approximately $39.4 million compared to approximately $47.5 million in the fourth quarter of 2024. Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas: investing additional resources to increase brand awareness, including increasing the size of our commercial and medical field forces; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. However, this strategy and our ongoing commercialization efforts may not achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may be unable to drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. In addition, in an effort to expand its indications of use, we are also developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the United States, such as our recent marketing authorization in the EU, and to establish arrangements with third parties to assist us in the commercialization of RYTELO in such jurisdictions. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of our IMpactMF Phase 3 clinical trial, as well as our ongoing Phase 1 IMproveMF combination clinical trial in frontline MF and our Phase 2 investigator-led IMpress clinical trial in higher-risk MDS and acute myeloid leukemia, and as we prepare for commercialization of RYTELO in the EU in lower-risk MDS. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement, if available, as well as the non-cash interest expense related to the Royalty Pharma Agreement.

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
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in our 2024 Form 10-K.
RESULTS OF OPERATIONS
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are early in our commercialization efforts. We expect that our sales revenue may vary significantly from period to period as our commercialization efforts progress.

RYTELO is our only product approved for marketing in the U.S. and the EU for certain patients with lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to successfully commercialize RYTELO in the U.S. and the EU and to obtain regulatory approvals to commercialize RYTELO in other jurisdictions and in other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in the development, manufacture, regulatory approval for and commercialization of RYTELO; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us and its use by patients generally, including any future efficacy or safety results from clinical or commercial use that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and development process; our ability to obtain and maintain contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us with the commercialization of RYTELO in jurisdictions outside of the U.S.; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our ability to obtain additional capital if and when needed; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition.
The following table summarizes our results of operations for the three months ended March 31, 2025:

	2025	2024	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenues, net	$39,436	$—	$39,436	100%
Royalties	167	304	(137)	(45)%
Total revenues	39,603	304	39,299	**
Operating expenses:
Cost of goods sold	1,206	—	1,206	100%
Research and development	15,078	29,373	(14,295)	(49)%
Selling, general and administrative expenses	40,023	27,065	12,958	48%
Total operating expenses	56,307	56,438	(131)	—%
Loss from operations	(16,704)	(56,134)	39,430	(70)%
Interest income	5,152	4,239	913	22%
Interest expense	(8,200)	(3,433)	(4,767)	139%
Other income and (expense), net	(83)	(62)	(21)	34%
Net income (loss)	$(19,835)	$(55,390)	$35,555	(64)%
**Percentage not meaningful
Revenues:
Product Revenues, Net
On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-stimulating agents, or ESA. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to the three months ended June 30, 2024. Total product revenue, net for the three months ended March 31, 2025 was approximately $39.4 million.

Total gross-to-net adjustments for the three months ended March 31, 2025 was 13.0% of gross product revenue. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as set forth below for the three months ended March 31, 2025. We expect total gross-to-net adjustments to be in the mid- to high-teens percentage of gross product revenue in the remaining quarters of 2025.

(in thousands)	Three Months Ended March 31, 2025
Gross product revenue	$45,312
Gross-to-net adjustments:
Chargebacks and customer credits	(5,697)
Government rebates	(66)
Sales returns and allowances	(113)
Total gross-to-net adjustments	(5,876)
Net product revenue	39,436

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
We recognized royalty revenues of $167,000 in the three months ended March 31, 2025, compared to $304,000 for the same period in 2024. Royalty revenues in the three months ended March 31, 2025 and 2024 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Operating Expenses:
In connection with the FDA approval of RYTELO on June 6, 2024, we subsequently begin capitalizing inventory manufactured or purchased after this date. As a result, we expensed certain manufacturing costs of RYTELO as research and development expense prior to FDA approval and, therefore, these costs are not included in cost of goods sold. We expect our operating expenses to be in the range of approximately $270 million to $285 million for 2025, which includes non-cash items such as stock-based compensation expense, amortization of debt discounts and issuance costs, and depreciation and amortization. We expect our operating expenses in 2025 to increase compared to 2024, primarily due to continued investment in our RYTELO commercialization strategy, investment in commercial supply redundancy, and post marketing commitments, as well as initial preparations to launch RYTELO in selected EU countries in 2026, including the HTA evaluation process.

The following table summarizes our expenses, including as a percentage of total expenses, for the three months ended March 31, 2025:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change %

Cost of goods sold	$1,206	$—	100%
Research and development	15,078	29,373	(49)%
Selling, general and administrative	40,023	27,065	48%
Total operating cost and expenses	$56,307	$56,438	—%
**Percentage not meaningful
Cost of Goods Sold
Our cost of goods sold consist of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO in the U.S. Cost of goods sold was approximately $1.2 million for the three months ended March 31, 2025, which consisted of costs to manufacture, and distribute our market product, RYTELO. We began capitalizing inventory upon FDA approval of

RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses. We did not generate any costs from product sales prior to the three months ended June 30, 2024.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three months ended March 31, 2025. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively affected for the next 15 to 21 months as we sell through certain inventory that was previously expensed prior to FDA approval.
Research and Development Expenses
During the three months ended March 31, 2025 and 2024, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2025 and 2024, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead. We expect our research and development expenses to increase over the remainder of the year, primarily due to post-marketing commitments.
Research and development expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024

Direct external research and development expenses:
Clinical program: Imetelstat	$6,228	$20,051
Personnel-related expenses	8,225	8,790
All other expenses	625	532
Total research and development expenses	$15,078	$29,373
The decrease in research and development expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to decreased clinical trial costs associated with a decrease of activity in our IMerge MDS study after FDA approval of RYTELO in 2024, as well as manufacturing and quality costs that were capitalized in the current period now that RYTELO is approved, versus being expensed in the prior period. A discussion of the risks and uncertainties associated with the development of imetelstat can be found in the sub‑sections entitled “Risks Related to the Further Development of Imetelstat” and “Risks Related to the Commercialization of RYTELO® (Imetelstat)” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A entitled “Risk Factors” and elsewhere in this Report. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of ongoing and potential future imetelstat research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, if at all.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $40.0 million for the three months ended March 31, 2025, compared to $27.1 million for the same period in 2024. The increase in selling, general and administrative expenses for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher personnel-related expenses from increased headcount to support the commercial launch of RYTELO. We expect our selling, general and administrative expenses to increase over the remainder of the year in support of our commercialization efforts.

Interest Income
Interest income was $5.2 million for the three months ended March 31, 2025, compared to $4.2 million for the same period in 2024. The increase in interest income for the three months ended March 31, 2025, compared to the same period in 2024, primarily reflects a larger marketable securities portfolio with the receipt of net cash proceeds from the Pharmakon Loan Agreement and the Royalty Pharma Agreement with Royalty Pharma entered into in November of 2024. The increase in interest income for the three months ended March 31, 2025, compared to the same period in 2024 was partially offset by a decrease in interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $8.2 million for the three months ended March 31, 2025, compared to $3.4 million for the same period in 2024. The increase in interest expense for the three months ended March 31, 2025, compared to the same period in 2024, primarily reflects $4.8 million in non-cash interest expense related to the Royalty Pharma Agreement and $3.3 million in interest expense related to the Pharmakon Loan Agreement.
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
Other Income and (Expense), Net
Other income and expense, net was an expense of $83,000 for the three months ended March 31, 2025, compared to an expense of $62,000 for the three months ended March 31, 2024. Other income and (expense), net, primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had cash, restricted cash, cash equivalents, and marketable securities of $457.5 million, compared to $502.9 million at December 31, 2024. The decrease in cash, restricted cash, cash equivalents and marketable securities during the three months ended March 31, 2025 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds of $45.9 million from accounts receivable.
On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. As of March 31, 2025, 5,380,000 pre-funded warrants issued in connection with our 2024 underwritten public offering have been net exercised, which resulted in the issuance of 5,378,199 shares of our common stock. See Note 8 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the underwritten offering completed in March 2024.
From January 1, 2025 through March 31, 2025, there were no exercises of purchase warrants that we issued in connection with an underwritten public offering of our securities in 2020. As of March 31, 2025, we had purchase warrants with an exercise price of $1.30 per share exercisable for 1,402,520 shares of our common stock remaining, which if exercised in full for cash, would provide $1.8 million in cash proceeds.

On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provides two additional committed term loan tranches, the Tranche B Loan and the Tranche C Loan, in principal amounts of $75.0 million and $50.0 million, respectively, subject to customary conditions to fund and, in the case of the Tranche C Loan, achieving certain minimum net sales milestone. The Tranche B Loan and the Tranche C Loan may be requested on or prior to December 31, 2025. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2025, we had approximately $457.5 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
•the accuracy of the assumptions underlying our estimates for our capital needs;
•the overall level of sales and market acceptance of RYTELO;
•the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including commercialization in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in our current or any potential future clinical trials of RYTELO;
•the costs, timing and outcomes of regulatory reviews or other regulatory actions related to RYTELO,
•the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•the costs of manufacturing, developing, commercializing and marketing RYTELO, including with respect to third-party vendors and service providers and our ability to achieve any meaningful reduction in manufacturing costs;
•the sales price for RYTELO;
•the availability of coverage and adequate third-party reimbursement for RYTELO;
•the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license RYTELO;
•the extent to which we are able to enter into and conduct successful arrangements with third parties, including for the commercialization and marketing of RYTELO in the EU or in any other regions outside of the U.S., if approved for commercialization in such other regions;
•expenses associated with the pending putative securities class action and shareholder derivative lawsuits and potential additional related lawsuits, as well as any other litigation;
•the extent and scope of our selling, general and administrative expenses, including expenses associated with pending and potential future litigation;

•our level of indebtedness and associated debt service obligations;
•the costs of maintaining and operating facilities in California and New Jersey, as well as higher expenses for travel;
•macroeconomic or other global conditions that may reduce our ability to access equity or debt capital or other financing on preferable terms, which may adversely affect future capital requirements and forecasts; and
•the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.

In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, changes in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, our stockholders may be diluted, and the terms may include liquidation or other preferences that could materially and adversely affect the rights of our existing stockholders. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including pursuant to our Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

Cash Flows from Operating Activities
Net cash used in operations for the three months ended March 31, 2025 and 2024 was $48.0 million, and $62.3 million respectively. The decrease in net cash used in operations for the three months ended March 31, 2025, compared to the same period in 2024, primarily reflects an decrease in net loss to $19.8 million, adjusted for non-cash items including stock-based compensation expense related for employees and directors.
Cash Flows from Investing Activities
Net cash provided by investing activities was $52.4 million for the three months ended March 31, 2025 and $34.2 million for the three months ended March 31, 2024. The increase in net cash used in investing activities for the three months ended March 31, 2025, compared to the same period in 2024, primarily reflects decreased purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $0.3 million and $147.8 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.
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
We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have commercial purchase commitments for approximately $110.9 million in the aggregate as of March 31, 2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
As of March 31, 2025, we had a long-term principal debt balance of $118.7 million, consisting of $125.0 million aggregate principal amount of the Tranche A Loan under the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement, pursuant to which we received an upfront payment of $125.0 million, or the Purchase Price, and Royalty Pharma obtained the right to receive Royalty Payments on future U.S. net sales of RYTELO for each calendar quarter during the term of the agreement. We are obligated to make Royalty Payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the agreement, which Royalty Payments are not determinable at this time, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031, or the date when the aggregate Royalty Payments equal or exceed 2.0 times the Purchase Price. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
In the normal course of business, we enter into agreements with CROs for clinical trials and with other vendors for preclinical research studies, investigator-led trials and other services and products for operating purposes. We have not considered these commitments to be contractual obligations since the contracts are generally cancellable at any time by us upon less than 180 days’ prior written notice. We also have certain in-license agreements that require us to pay milestones to such third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2024 Form 10-K,
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to the filing of this Report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Interim Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 7 on Contingencies and Uncertainties in Notes to Condensed Consolidated Financial Statements of this Report for information on legal proceedings.
ITEM 1A.         RISK FACTORS
Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described under the heading “Risk Factors”below, and this summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under the heading “Risk Factors” below as part of your evaluation of an investment in our common stock.
Risks Related to the Commercialization of RYTELO® (Imetelstat)
•Our near-term prospects are wholly dependent on RYTELO. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•We have limited experience as a commercial company and our sales, marketing, and distribution of RYTELO may be unsuccessful or less successful than anticipated.
•If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.
•If we do not maintain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.
•To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
•If the market opportunities for RYTELO are smaller than we believe, our revenue may be adversely affected and our business may suffer.
•If competitors develop products, product candidates or technologies that are superior to or more cost-effective than RYTELO, it would significantly impact the development and commercial viability of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
•We rely on a select network of third party distributors, specialty pharmacies and other vendors to distribute RYTELO, and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.
•We will be subject to pricing, drug marketing and reimbursement regulations in the European Union, or EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.
Risks Related to Regulatory Approval of RYTELO
•We may be unable to maintain regulatory approvals for RYTELO in the U.S. and the EU for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

•Our regulatory approvals for RYTELO for lower-risk MDS are subject to certain post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with such regulatory requirements or commitments, or if we experience unanticipated problems with RYTELO.
•We may be unable to obtain regulatory approval to commercialize RYTELO in other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.
Risks Related to Compliance with Healthcare Laws
•The FDA, the Department of Justice, or DOJ, and other regulatory authorities actively enforce regulations related to the promotion and advertisement of pharmaceutical products, and if we were found to have violated the Food, Drug and Cosmetic Act, we could be subject to significant penalties, including civil, criminal and administrative penalties.
Risks Related to the Further Development of Imetelstat
•We cannot be certain that we will be able to continue to develop imetelstat or advance it in clinical trials, or that we will be able to receive regulatory approval for imetelstat in any other indications in the U.S., the EU, or any other region, on a timely basis or at all.
•RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its further commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.
•Results and data we disclosed from prior non-clinical studies and clinical trials may not predict success in later clinical trials, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.
Risks Related to Manufacturing RYTELO
•Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply RYTELO for commercial and future clinical uses would adversely affect our ability to commercialize RYTELO and result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed.
•If third parties that manufacture RYTELO fail to perform as needed, the commercial and clinical supply of RYTELO could be interrupted or limited, and we may be unable to successfully commercialize RYTELO or conduct or complete current or potential future clinical trials.
Risks Related to Our Operating Results, Financial Position and Need for Additional Capital
•We have a history of net losses and may not achieve consistent future profitability for some time, if ever.
•Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.
•Our failure to obtain additional capital if and when needed would force us to further delay, reduce or eliminate the further development of imetelstat, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
Risks Related to Our Indebtedness and Liabilities
•Our level of indebtedness and debt service obligations could adversely affect our financial condition, and may make it more difficult for us to fund our operations.
Risks Related to Protecting Our Intellectual Property
•If we are unable to obtain and maintain sufficient intellectual property protection and relevant regulatory exclusivities for RYTELO, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.
Risks Related to Our Common Stock and Financial Reporting
•Historically, our stock price has been extremely volatile, and your investment may suffer a decline in value.

Risks Related to Managing Our Growth and Other Business Operations
•We and certain of our current and former officers have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

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
RISKS RELATED TO THE COMMERCIALIZATION OF RYTELO ® (IMETELSTAT)

Our near-term prospects are wholly dependent on RYTELO. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for certain patients with lower-risk MDS, and we initiated a commercial launch of RYTELO in the U.S. in that indication. RYTELO is our only product approved for marketing by the FDA, and our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We may not be able to successfully commercialize RYTELO for a number of reasons, including:
•we may not be able to establish or demonstrate in the medical community the safety and efficacy of RYTELO and its potential advantages over and side effects compared to existing treatments;
•physicians may be reluctant to prescribe RYTELO until longer-term efficacy and safety data exists;
•our limited historical experience in marketing, selling and distributing RYTELO;
•reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
•the relative price of RYTELO as compared to alternative treatment options;
•the relatively low incidence and prevalence of patients in RYTELO’s approved indication, including the reliability of our market and sales estimates;
•the market penetration rate of RYTELO across the breadth of eligible patient segments in its approved indication may continue to be lower than our expectations;
•future competitive or other market factors may adversely affect the commercial potential of RYTELO;
•we may not be able to obtain and maintain regulatory approvals for RYTELO in any other jurisdictions for lower-risk MDS or for any other indications, including relapsed/refractory MF;
•changed or increased regulatory restrictions;
•changes to the label for RYTELO that further restrict how we market and sell RYTELO, including adverse events observed in ongoing and future studies of imetelstat such as our Phase 3 IMpactMF clinical trial;

•the capabilities of third party manufacturers may adversely affect the success of our commercialization of RYTELO;
•we may need additional financial or other resources to successfully commercialize RYTELO; and
•we may not be able to maintain adequate commercial supplies of RYTELO to meet demand or at an acceptable cost or at all.
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
As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. For example, although we have generated approximately $115.9 million in net product revenues since our commercial launch of RYTELO in the U.S. through March 31, 2025, as previously disclosed, weekly sales growth of RYTELO has been relatively flat since the end of the fourth quarter of 2024, which has continued in the first quarter of 2025. Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas: investing additional resources to increase brand awareness, including increasing the size of our commercial and medical field forces; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. However, this strategy and our ongoing commercialization efforts may not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may be unable to drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. Further, given our limited historical experience commercializing drug products, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, or they are not executed as planned, we may not be able to generate meaningful revenues from the commercialization of RYTELO in lower-risk MDS, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.
To successfully commercialize RYTELO in the U.S., we need to continue to execute on our sales, marketing and distribution plans, including on our efforts to drive new patient starts in RYTELO's approved indication. The ongoing execution of our sales, marketing and distribution plans requires investment of capital and time, and we cannot be certain that we will be able to execute on our plans successfully in a timely manner or at all. In addition, we compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to recruit as needed, and to retain and effectively train marketing, sales and medical personnel and equip them with compliant and effective materials, our efforts to successfully commercialize RYTELO could be adversely affected.
Although we received marketing authorization for RYTELO in the EU for the treatment of certain adult patients with transfusion-dependent anemia due to lower-risk MDS in March 2025, we currently have no marketing or sales organization outside of the U.S., and as a company, we have no experience selling and marketing approved drugs outside of the U.S. To successfully commercialize RYTELO in the EU or in any other regions outside the U.S. where we might seek marketing authorization in the future, we will need to develop these capabilities, which we plan to do by working with experienced third-party contractors or commercialization partners. Doing so will require additional investment of capital and time. Particularly in light of our current priority to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S.,we currently intend to seek contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us in the commercialization of RYTELO in the EU and in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future. However, we may be unable to enter into and conduct successful contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to commercialize RYTELO in the EU or in any other regions where RYTELO may be approved for marketing in the future. Any failure or delay in entering into and conducting such contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties would adversely impact the commercialization of RYTELO in the EU or in any other regions outside the U.S. where RYTELO may be approved for marketing in the future.
Further, given our limited experience in marketing and selling RYTELO, we continue to evaluate and adapt our strategy in response to experience in the marketplace and have determined to expand our field sales force and medical support liaisons to support our U.S. commercialization efforts. However, we may determine that we need further changes in the future that require additional hiring to further expand our field sales force and medical support liaisons to adequately support the commercialization of RYTELO in the U.S., which could further increase our costs. With respect to the EU or any other regions outside the U.S. where we might seek marketing authorization in the future for RYTELO, we plan to enter into arrangements with other third parties to utilize their local marketing and distribution capabilities, but we may be unable to enter into such arrangements on favorable terms, if at all. If potential future partners do not commit sufficient resources to commercialize RYTELO, we may be unable to generate sufficient product revenue to sustain our business. In any event, if we are unable to establish and maintain adequate sales and marketing capabilities for RYTELO, whether on our own or through contractual arrangements, collaborations or other arrangements, our results of operations may be negatively impacted. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.
If we do not maintain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.
Our ability to successfully commercialize RYTELO will depend significantly on maintaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. The resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use RYTELO unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement is critical to market acceptance of RYTELO.
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
Although we have received a permanent and product-specific J-Code (J0870) for RYTELO which became effective on January 1, 2025, there may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO, and reimbursement policies in the U.S., the EU, and other jurisdictions may evolve which may adversely impact our ability to successfully commercialize RYTELO. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.
To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
RYTELO may not achieve market acceptance for lower-risk MDS or any other indication that might be approved in the future, or achieve the potential U.S. or international revenue we believe may be possible for lower-risk MDS, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize RYTELO at the rate we expect or may not use RYTELO across the breadth of eligible patient segments. For example, new patient starts in the U.S. through the end of the first quarter of 2025 have been primarily in the third-line setting. While our current priority is to drive new patient starts across the breadth of eligible patient segments in RYTELO's approved indication, we may be unable to do so in a timely manner or at all, which would limit RYTELO's growth potential and which could delay or preclude our ability to generate meaningful revenue from product sales and to achieve profitability. Furthermore, RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:
•the clinical indications for which RYTELO is or may in the future be approved;
•the establishment and demonstration to the medical community of the clinical efficacy and safety of RYTELO;
•the ability to demonstrate that RYTELO is superior to alternatives on the market at the time, including with respect to efficacy, safety, cost or route of administration;
•the willingness of medical professionals to prescribe, and patients to use, RYTELO, or to continue to use RYTELO;
•the publication of unfavorable safety or efficacy data concerning RYTELO by third parties or us;
•restrictions on use of RYTELO alone or in combination with other products;
•the label and promotional claims allowed by the FDA for RYTELO, as well as any such claims allowed by similar international regulatory authorities for RYTELO, including usage for only certain indications and any limitations or warnings about the prevalence or severity of any side effects;
•the timing of market introduction of RYTELO as well as competitive products, including sequencing of available products;
•the effectiveness of sales, marketing and distribution support for RYTELO;
•the ability of the third party distributors and specialty pharmacies we contract with to process prescriptions and dispense RYTELO and the processes required to place orders with such distributors and specialty pharmacies;
•the extent to which RYTELO is approved for inclusion on formularies in hospitals and managed care organizations;
•the pricing of RYTELO, both in absolute terms and relative to alternative treatments;
•the availability of coverage and adequate reimbursement by government and third-party payors; and
•the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including governmental authorities.
We may be unable to demonstrate any therapeutic or economic advantage for RYTELO compared to established or standard-of-care therapies, or newly developed therapies, for myeloid hematologic malignancies. National health insurance and/or third-party payors may decide that any potential benefit that RYTELO may provide to clinical outcomes in myeloid hematologic malignancies is not adequate to justify the potential adverse effects or the costs of treatment with RYTELO. If the healthcare community does not accept RYTELO for any of the foregoing reasons, or for any other reasons, our ability to commercialize RYTELO in the U.S. or the EU for lower-risk MDS or for any other indications for which RYTELO may be approved, may be negatively impacted or precluded altogether, which would seriously and adversely affect our business and business prospects.
If the market opportunities for RYTELO are smaller than we believe, our revenue may be adversely affected, and our business may suffer.
We are commercializing RYTELO in lower-risk MDS, and the addressable patient population in lower-risk MDS is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with lower-risk MDS in the U.S. or the EU. Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with RYTELO, we may be unable to successfully identify patients and achieve a significant market share in all eligible patient segments in RYTELO’s approved indication, or the duration of therapy for patients receiving RYTELO could be shorter than we expect, each of which would have a negative impact on sales of RYTELO in the future and may limit its growth potential. Our commercialization of RYTELO in the U.S. and our planned commercialization in the EU is limited to certain patients with lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA and similar international regulatory authorities, which would not permit us to market RYTELO for any other indications not expressly approved by those regulatory authorities. Future regulatory approvals for RYTELO, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.
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
The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. A discussion of current and potential future competitors of RYTELO can be found in the sub‑section entitled “Competition” in Part I, Item 1, entitled “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We will be subject to pricing, drug marketing, post-market and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.
In March 2025, we received marketing authorization for RYTELO in the EU for the treatment of adult patients with transfusion-dependent, or TD, anemia due to lower-risk MDS without an isolated deletion 5q cytogenic abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. In connection with such approval, we are subject to post-marketing requirements to submit final results from certain ongoing non-clinical and clinical studies and the completion of certain quality-related activities and study. We are also subject to rules and regulations in the EU applicable to the manufacturing, marketing, promotion and sale of medicinal products. If we or a regulatory authority discovers previously unknown problems with RYTELO, such as adverse events of unanticipated severity or frequency, or problems with a facility where RYTELO is manufactured, a regulatory authority may impose restrictions relative to RYTELO or the manufacturing facility, including requiring recall or withdrawal of RYTELO from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for RYTELO will be subject to regulatory requirements and continuing regulatory review.
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
In addition, the pricing of RYTELO will be subject to governmental control and other market regulations which could put pressure on the pricing and usage of RYTELO. In the EU, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate and market acceptance and sales of RYTELO will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for RYTELO and may be affected by existing and future healthcare reform measures.
The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries in the EU, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of RYTELO is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of RYTELO in those countries would be negatively affected.
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

RISKS RELATED TO REGULATORY APPROVAL OF RYTELO

We may be unable to maintain regulatory approvals for RYTELO in the U.S. and the EU for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

In June 2024, we received regulatory approval from the FDA to commercialize RYTELO in the U.S. in certain patients with lower-risk MDS and in March 2025, we received marketing authorization from the EC to commercialize RYTELO in the EU for certain adult patients with TD anemia due to lower-risk MDS. Federal, state and local governments in the U.S., and regulatory authorities in the EU, have significant regulations in place that may limit or prevent us from successfully commercializing RYTELO for lower-risk MDS. We do not currently have regulatory approval for RYTELO in any other jurisdictions or for any other indication, and governments in other jurisdictions have significant regulations that may limit or prevent us from successfully commercializing RYTELO in other jurisdictions. Failure to maintain regulatory approval for RYTELO from the FDA in the U.S. and from the EC in the EU for lower-risk MDS, or delays in obtaining, failure to obtain, or limitations in the scope of such approvals in any other jurisdictions or for any other indications, could:
•result in a withdrawal of RYTELO from the market or could otherwise delay, limit or preclude any revenue we may receive from the commercialization of RYTELO for lower-risk MDS;
•significantly harm the commercial potential of RYTELO;
•impede, halt or increase the costs of our activities and plans for clinical development;

•diminish any competitive advantages that may have been available to us; or
•delay or preclude any revenue we may receive from the future commercialization of RYTELO in any other jurisdictions or for any other indications, if any.
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
Commercialization and sales of RYTELO are subject to government regulations related to numerous matters, including the processes of:
•manufacturing;
•advertising and promoting;
•selling and marketing;
•medical information;
•labeling; and
•distribution.
If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenue from the commercialization of RYTELO will be materially and adversely impacted.
Further, if RYTELO causes serious or unexpected side effects, or if other safety risks are observed as a result of our commercialization efforts for RYTELO in the U.S. or the EU in lower-risk MDS or in current or potential future clinical trials, a number of potential significant negative consequences could result, including:
•regulatory authorities may withdraw approval of RYTELO;
•we may be required to recall RYTELO, seek to change the way it is administered, conduct additional clinical trials or change the labeling of the product;
•regulatory authorities may require revisions to the labeling of RYTELO, including limitations on approved uses or the addition of further warnings, contraindications or other safety information, or may impose restrictions on distribution in the form of additional requirements in a risk evaluation and management plan or risk management plan;
•we may experience manufacturing delays and supply disruptions if regulatory inspectors identify regulatory noncompliance by third-party manufacturers requiring remediation;
•RYTELO may be rendered less competitive and sales, if any, may decrease;
•our reputation may suffer generally both among clinicians and patients;
•we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;
•regulatory authorities may refuse to approve supplements to approved applications filed by us, or may suspend or revoke license approvals; or
•we may be required to change or stop ongoing clinical trials of RYTELO (imetelstat), which would negatively impact the development of RYTELO (imetelstat) for other potential indications.

Any of these events could prevent us from achieving or maintaining market acceptance for RYTELO, could substantially increase the costs and expenses of commercializing RYTELO, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of the RYTELO. If RYTELO is approved outside the U.S. and EU, we will be subject to similar requirements, considerations and risks in other regions.
Our regulatory approval for RYTELO in the U.S. and in the EU for certain patients with lower-risk MDS is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments or if we experience unanticipated problems with RYTELO.
Our regulatory approval for RYTELO in lower-risk MDS in the U.S. is subject to non-clinical, clinical and manufacturing post-marketing requirements and commitments, including the requirement of continuing to assess long-term safety of RYTELO (imetelstat) in the IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In the EU, our regulatory approval for RYTELO in certain patients with TD anemia due to lower-risk MDS is subject to our commitment to submit the results from certain ongoing non-clinical and clinical studies required by the FDA, including the assessment of the long-term safety of RYTELO in the IMerge trial, as well as results from an ongoing substudy within the IMerge trial and the completion of certain quality-related activities and study. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, compliance with good pharmacovigilance practices, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.
Failure to comply with these post-marketing requirements and commitments or any other regulatory requirements, or later discovery of previously unknown problems with RYTELO, or our manufacturers, or manufacturing processes for RYTELO, may result in actions such as:
•restrictions on RYTELO manufacturing, distribution or use;
•restrictions on labeling or marketing;
•additional post-marketing requirements or commitments; warning letters, withdrawal of RYTELO from the market;
•product recalls;
•suspension or termination of ongoing clinical trials of imetelstat in other indications;
•significant civil, criminal and administrative penalties, including fines, restitutions or disgorgement of profits or revenues;
•refusal to permit the import or export of RYTELO;
•product seizure or detentions; injunctions or the imposition of civil or criminal penalties; and
•adverse publicity.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the regulations, policies or guidance of the FDA, EC or any other regulatory authority may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.
If we are unable to fulfill the post-marketing requirements and commitments established by the FDA or the EC for RYTELO in lower-risk MDS, or that may be applied to the approval and commercialization of RYTELO by any regulatory authority, or are unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, there may be a negative impact to our business and continued regulatory approval of RYTELO. Under such circumstances, we or our respective service providers may be subject to the actions listed above, including losing marketing approval for RYTELO, which would severely and adversely affect our business and business prospects, and might cause us to cease operations. If RYTELO is approved outside the U.S. and the EU, we will be subject to similar requirements, considerations and risks in other regions.
We may be unable to obtain regulatory approval to commercialize RYTELO in any other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.
We may never receive regulatory approval for RYTELO in any other jurisdictions or for any new indications. It can take many years to obtain approval, if approval is obtained at all. Of the large number of drugs in development, only a small percentage complete the development and regulatory approval process and are successfully commercialized. In addition, the lengthy review process and the unpredictability of future or ongoing clinical trials may result in a delay in obtaining, or our failure to obtain, regulatory approval for RYTELO in lower-risk MDS in any jurisdictions other than the U.S. and the EU, or our inability to obtain regulatory approval for RYTELO for relapsed/refractory MF or for any other indications, which could significantly harm our business and business prospects, and might cause us to cease operations.
Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish to the satisfaction of such regulatory authorities the product candidate’s safety and efficacy, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of an NDA in the U.S. and an MAA in the EU. Although RYTELO is approved in the U.S. and the EU in lower-risk MDS, there can be no assurance that we will receive regulatory approval for the commercialization of RYTELO for lower-risk MDS in any other jurisdiction or for any new indications.
Any marketing approval that we may receive for RYTELO in any other jurisdiction or for any other indication may also be limited or subject to restrictions or post-approval commitments that increase our costs or render RYTELO not commercially viable, which would harm our business and business prospects.
Regulatory authorities may also not approve the labeling claims that are necessary or desirable for the successful commercialization of a drug, such as RYTELO. For example, although we received regulatory approval from the FDA in June 2024, and from the EC in March 2025, to commercialize RYTELO in lower-risk MDS, any future regulatory clearances that we might obtain for RYTELO may be limited to fewer or narrower indications than we might request, or may be granted subject to the performance of post-marketing studies, which may impose further requirements or restrictions on the distribution or use of RYTELO, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for RYTELO and affect reimbursement by third-party payors. Future regulatory clearances, if any, may be limited to a smaller patient population, or may require a different drug formulation or a different manufacturing process, than we might in the future decide to seek.
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

The commercialization efforts we plan to undertake for RYTELO in the EU for lower-risk MDS may cause us to experience additional risks related to operating outside of the U.S. that could materially adversely affect our business.
We have employees located outside of the U.S., conduct clinical trials outside of the U.S., and are preparing to commercialize RYTELO in select EU markets beginning in 2026, which may subject us to additional risks, including risks related to operating outside of the U.S., such as:
•we may experience unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•risks of potential noncompliance by us or by any third parties we engage with legal requirements applicable to privacy, data protection, information security and other matters;
•risks of potential noncompliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•increased taxes outside of the U.S., including withholding and payroll taxes;
•significant foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing operations outside of the U.S.;
•complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable regulations outside of the U.S.; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
For example, the current administration in the U.S. has called for substantial changes to foreign trade policy and has recently proposed and imposed significant increases in tariffs on international trade and the renegotiation of international trade agreements. We cannot predict what effects these and potential additional tariffs or renegotiation of existing international trade agreements will have on our business, including in the context of escalating global trade and political tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. See the risk factor entitled, “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO.”
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
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO.
There is inherent risk, based on the complex relationships among the U.S. and the countries in which we now conduct or may in the future conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. Compliance with applicable regulatory requirements regarding the export of products may create delays in the introduction of RYTELO in international markets, including in the EU, or, in some cases, prevent the export of RYTELO to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. The U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products.
In April 2025, the U.S. government imposed a 10% baseline global tariff, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until July 2025. The U.S. government has also specifically stated that the pharmaceutical industry will be subject to industry-specific tariffs and has initiated a related investigation into the national security effects of imported pharmaceuticals and their ingredients. As such, we currently expect that the current pharmaceutical exemption will be short-lived and that such industry-specific pharmaceutical tariffs will ultimately be imposed by the U.S. government. Although a significant portion of our supply chain for imetelstat is currently based in the U.S., the active pharmaceutical ingredient, or API, for imetelstat is manufactured in South Korea and our 47mg vial of RYTELO drug product is currently manufactured in Italy. In addition, in the future we may choose to utilize other contract manufacturers for different presentations of imetelstat and source materials for our supply chain from other international jurisdictions. Accordingly, such global or industry-specific tariffs, or the renegotiation of current international trade agreements, or other trade restrictions could result in additional costs on our business, including generally increasing our manufacturing costs, and may decrease our gross margins and increase our supply chain complexity. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers impacting RYTELO, which could impose additional costs and complexity on our business, including with respect to our planned commercialization of RYTELO in select EU markets in 2026 or restrict our ability to sell RYTELO in the EU or in other international markets where we may obtain approval of RYTELO.
Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing international trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, could negatively impact revenues from sales of RYTELO. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant in the future.
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
The FDA granted orphan drug designation to RYTELO in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EC granted orphan drug designation in December 2015 to RYTELO for the treatment of MF and in July 2020 for the treatment of MDS. Orphan drug exclusivity confers seven and 10 years of exclusivity in the U.S. and EU, respectively, following approval, subject to satisfying regulatory requirements. The FDA has confirmed seven years of orphan drug exclusivity for RYTELO following its approval on June 6, 2024 for its approved indication in lower-risk MDS. In connection with the EC's approval of RYTELO in the EU, the EMA's Committee of Orphan Medicinal Products reviewed and issued a positive opinion to maintain RYTELO's orphan drug designation in the EU for the treatment of certain patients with MDS. Designation as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, RYTELO for any indication, or at all, in the U.S., EU or any other country, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as RYTELO prior to RYTELO receiving any exclusive marketing approval.
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
Even if we maintain orphan drug exclusivity for RYTELO, the exclusivity may not effectively protect RYTELO from all competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug product is approved, such as the approval of RYTELO in the U.S. in June 2024 and by the EC in March 2025 for certain patients with lower-risk MDS, the FDA or the EC can subsequently approve a different drug with the same active moiety for the same condition, if the FDA or the EC concludes that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could limit the period of exclusivity we are able to maintain for RYTELO, and may harm our business and business prospects. In addition, for any other indication that we are currently or may in the future seek to develop or obtain regulatory approval for RYTELO, orphan drug designation will neither shorten the development time nor regulatory review time for RYTELO, and it does not give RYTELO any advantage in the regulatory review or approval process.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in the U.S. for lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications, such as from IMpactMF.
Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 and the EC in March 2025 to commercialize RYTELO in lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications and for other pivotal trials that may be needed to support any application to the FDA or similar international regulatory authorities for such other indications, such as from IMpactMF.
In addition, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, our Phase 2 clinical trial that evaluated two doses of imetelstat in relapsed/refractory MF and the results of which our IMpactMF trial is based, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat sodium dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities for relapsed/refractory MF, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.
Regulatory authorities have substantial discretion in the approval process and can delay, limit or deny approval of RYTELO in other jurisdictions or indications, or require us to conduct additional non-clinical or clinical testing or abandon a program for many reasons, including:
•disagreement with the design or implementation of our clinical trials, including our statistical analysis of trial results;
•failure to demonstrate that RYTELO’s efficacy results provide sufficient evidence of overall clinical benefit;
•unfavorable benefit-to-risk assessment, in the case of marginal efficacy and/or clinically relevant safety concerns, for any proposed indication;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using RYTELO or drugs similar to RYTELO;
•disagreement with our interpretation of data from non-clinical studies or clinical trials;
•rejection by the FDA of foreign data included in any future supplemental NDA, or sNDA, submissions for any future indications and the non-applicability of this data to the U.S. population and U.S. medical practice;
•identification of critical issues as a result of a pre-approval health authority inspection that could negatively impact the integrity of data in the MAA and any future sNDA and lead to a rejection by the FDA, EMA, or similar international regulatory authorities;
•a determination by international regulatory authorities that regulatory approval for RYTELO should be narrowed or made more restrictive than our current approvals in the U.S. and the EU for lower-risk MDS or any future indication for which approval is sought, if any;

•disagreement regarding the formulation, labeling and/or the specifications for RYTELO;
•the failure of the quality or stability of RYTELO to meet acceptable regulatory standards;
•the EMA or the competent authorities of the individual EU Member States or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to lack of resources or other reasons;
•we or any third-party service providers may be unable to demonstrate compliance with GMP, GCP, or other applicable regulatory and other requirements to the satisfaction of the FDA, the EMA, the competent authorities of the individual EU Member States or similar international regulatory authorities; or
•changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval.
Any of these events may result in a failure to further develop, obtain regulatory approval for or commercialize RYTELO in any jurisdiction or in any indication other than lower-risk MDS in the U.S. and the EU, which could severely and adversely affect our business and business prospects.
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
The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA, DOJ and other agencies actively enforce regulations related to the promotion and advertisement of pharmaceutical products. If we were found to have violated the Food, Drug, and Cosmetic Act, we could be subject to significant civil, criminal and administrative penalties, which could inhibit our ability to commercialize RYTELO and generate revenue, require us to expend significant time and resources in response, and generate negative publicity. Enforcement actions include, among others:
•adverse regulatory inspection findings;
•fines, warning letters, or untitled letters;
•voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•restrictions on, or prohibitions against, marketing RYTELO;
•restrictions on, or prohibitions against, importation or exportation of RYTELO;
•suspension of review or refusal to approve pending applications or supplements to approved applications;
•exclusion from participation in government-funded healthcare programs;
•exclusion from eligibility for the award of government contracts for RYTELO;
•suspension or withdrawal of regulatory approval for RYTELO;
•product seizures;
•injunctions; and

•civil and criminal penalties and fines.
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
Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, our ability to operate our business and our results of operations could be adversely affected by:
•the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement and imprisonment;

•possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs;
•reputational harm;
•diminished profits and future earnings;
•additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws; and
•curtailment of our operations.
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
If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government authorities, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future sales of RYTELO in the U.S. the EU, and in any other jurisdictions where we may seek approval in the future.
RISKS RELATED TO THE FURTHER DEVELOPMENT OF IMETELSTAT

We cannot be certain that we will be able to continue to develop imetelstat or advance it in clinical trials, or that we will be able to receive regulatory approval for imetelstat in any other indications in the U.S., the EU or any other region, on a timely basis or at all.
We are wholly dependent on the success of RYTELO (imetelstat), which is our only approved product, and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO for lower-risk MDS or to expand its indications of use. In this regard, in addition to lower-risk MDS, which is the only indication for which RYTELO has received marketing approval in the U.S. and the EU, we are developing imetelstat for the treatment of several myeloid hematologic malignancies. Our ability to further develop imetelstat and to expand its indications of use to other myeloid hematologic malignancies is subject to significant risks and uncertainties, including, among other things, our ability to:
•generate sufficient safety and efficacy data from the IMpactMF clinical trial to support any application for regulatory approval in relapsed/refractory MF, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile;
•ascertain that the use of imetelstat does not result in significant systemic or organ toxicities, including hepatotoxicity, or other safety issues resulting in an unacceptable benefit-risk profile;

•obtain additional capital if and when needed in order to enable us to further advance imetelstat clinical trials in other myeloid hematologic malignancies;
•obtain and maintain required regulatory clearances and approvals to enable continued clinical development of imetelstat;
•enter into and maintain commercially reasonable arrangements with third parties to provide services needed to further research, develop and commercialize RYTELO, including maintaining the agreements with our contract research organizations, or CROs, and third-party manufacturers;
•recruit and retain sufficient qualified and experienced personnel to support the development and commercialization of RYTELO in potential other approved indications and other jurisdictions outside of the U.S. and the EU;
•enter into and maintain arrangements with third parties to provide services needed to support the commercialization of RYTELO for territories outside of the U.S. in compliance with applicable laws;
•achieve acceptance of RYTELO treatment by patients and the relevant medical communities;
•compete effectively with other approved treatments in lower-risk MDS, and relapsed/refractory MF if imetelstat is approved in relapsed/refractory MF, and potentially other myeloid hematologic malignancies;
•obtain appropriate coverage and reimbursement levels for the cost of RYTELO from governmental authorities, private health insurers and other third-party payors; and
•obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for RYTELO in the U.S., EU and globally.
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
The conduct and completion of our clinical trials could be interrupted, delayed or abandoned for a variety of reasons, including as a result of clinical trial failures, suspensions, terminations or delays related to:
•patient recruitment, enrollment and retention challenges and operational delays, including in connection with opening new clinical trial sites, while also competing with clinical trials for other investigational drugs in the same patient population;
•use of trial endpoints such as overall survival, that inherently require prolonged periods of clinical observation or analysis of the resulting data to determine trial outcomes, including the need for a certain number of events, or deaths, to occur in IMpactMF prior to the interim or final analysis in that trial of overall survival;
•obtaining and/or maintaining regulatory clearances in the U.S. or other jurisdictions to commence, conduct or modify current or potential future clinical trials of imetelstat, in a timely manner, or at all;
•investigational new drug applications, or INDs, and equivalent submissions in other countries for imetelstat being placed on full or partial clinical hold, suspended or subject to other requirements by the FDA or other similar international regulatory authorities;
•contracting with a sufficient number of clinical trial sites to conduct current and potential future clinical trials, and ensuring that such contracts contain all necessary terms and conditions required by applicable laws, including providing for valid mechanisms to engage in cross-border data transfers, as well as identifying, recruiting and training suitable clinical investigators;

•obtaining or accessing necessary clinical data in accordance with appropriate clinical or quality practices and regulatory requirements, in a timely and accurate manner to ensure complete data sets;
•responding to safety findings, recommendations or conclusions by the data safety review committees, independent data monitoring committees and/or expert committees of current and potential future clinical trials of imetelstat based on emerging data occurring during such clinical trials;
•manufacturing sufficient quantities that meet our specifications, cost and quality requirements, and timelines for imetelstat, or for other clinical trial materials, in a manner that meets the quality standards of the FDA and other similar international regulatory authorities, and responding to any disruptions to drug supply, clinical trial materials or quality issues that may arise;
•the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, changes in tariffs or other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
•complying with current and future regulatory requirements, policies or guidelines, including domestic and international laws and regulations pertaining to fraud and abuse, transparency, and the privacy and security of health information;
•reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators, physician investigators, vendors and other third parties located in the U.S. or other countries, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development and collaborating with them successfully; and
•third-party clinical contractors, including investigators or our CROs not performing our clinical trials according to our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements, or not performing data collection or analyses in a timely or accurate manner.
In addition, recent actions by the current administration in the U.S. to limit federal agency budgets and personnel have resulted in reductions in the FDA's budget and employees, which may lead to slower response times, longer review periods, delayed inspections or other disruptions that we cannot currently predict. Failures or delays with respect to any of the foregoing events and such disruptions in the timely review and processing of our regulatory submissions and inspections could adversely affect our ability to conduct or complete the clinical trials being conducted by us or our investigators, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs, or interrupt, further delay or halt our development, of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects.
RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events that could halt or limit its further commercialization, delay or prevent its regulatory approval in any other jurisdiction or indication, or cause us to delay or terminate our clinical trials.
RYTELO (imetelstat) has been administered only to a limited number of patients in clinical trials. While the FDA and the EC granted approval of RYTELO based on the data included in our NDA and MAA, respectively, including data from the Phase 3 IMerge trial, we do not know whether the results when a larger number of patients receive RYTELO from commercial use, including results related to safety, will be consistent with the results from earlier clinical trials that served as the basis for its approval.
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

Further, as a result of commercialization of RYTELO, or in current or potential future clinical trials, RYTELO may cause, or have attributed to it, undesirable or unintended side effects or other adverse events affecting its safety or efficacy that could interrupt, further delay or halt its commercialization or current or potential future clinical trials. In this regard, adverse events and dose-limiting toxicities observed in previous and ongoing clinical trials include:
•hematologic toxicities, such as profound and/or prolonged thrombocytopenia or neutropenia;
•bleeding events, with or without thrombocytopenia, including Grade 3/4 bleeding events;
•febrile neutropenia;
•hepatotoxicity and liver function test abnormalities, as well as hepatic failure;
•gastrointestinal events;
•infection events, with or without neutropenia, including Grade 3/4 infection events;
•muscular and joint pain;
•fatigue;
•headache; and
•infusion-related reactions.
If patients who receive RYTELO as a result of commercialization or in any clinical trials experience similar or more severe adverse events, or new or unusual adverse events, or if the FDA or other similar international regulatory authorities determine that efficacy and safety data from our commercialization efforts or in clinical trials do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may halt or restrict the commercialization of RYTELO or place one or more of our INDs on clinical hold, as occurred in March 2014. If this were to occur, there could be a significant delay in, or possible termination of, one or more of our clinical trials, and our commercialization efforts could be halted, which might cause us to cease operations. If such toxicities or other safety issues identified as a result of our commercialization of RYTELO or in any clinical trial are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:
•the FDA and EC could withdraw or restrict regulatory approval for RYTELO in the U.S. and EU, respectively, for lower-risk MDS;
•additional information supporting the benefit-risk profile of RYTELO may be requested by the FDA or similar international regulatory authorities and if any such information is not available or, if available, not deemed acceptable, regulatory approval could be withdrawn by the FDA in the U.S. and the EC in the EU, and/or current clinical trials could be suspended, terminated, or placed on clinical hold by the FDA or similar international regulatory authorities;
•the ability to retain enrolled patients in our current clinical trials may be negatively affected, resulting in incomplete data sets and the inability to adequately assess the benefit-risk profile of RYTELO in a specific patient population;
•additional, unexpected clinical trials or non-clinical studies may be required to be conducted; or
•RYTELO may not receive or maintain regulatory clearances and approvals required to enable its continued development.
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
In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as the results observed in IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects, any of which might cause us to cease operations.
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
The manufacture of RYTELO (imetelstat) must comply with applicable regulatory standards for commercial uses and current and potential future clinical trials. The process of manufacturing RYTELO is complex and subject to several risks, including:
•the ability to consistently manufacture and attain sufficient production yields with acceptable quality control and quality assurance to meet market demand for our commercialization of RYTELO, as well as the needs for continuing clinical trials;
•our ability to maintain existing commercial supply agreements and to establish additional or alternative supply agreements if necessary, including our ability to successfully transfer manufacturing technology and attain regulatory approval at any such additional or alternative suppliers;
•reliance on third-party manufacturers and suppliers, whose efforts we do not control;
•supply chain issues, including the timely availability of product and management of shelf-life, including raw materials, API, and drug product and other supplies, and the cost of procuring the foregoing, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions;
•shortage of qualified personnel at any of our third party suppliers; and
•regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country.
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
Our RYTELO manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain manufacturing, quality control, and other technical and scientific work with respect to RYTELO, as well as to supply starting materials and manufacture the API and drug product for our commercialization of RYTELO, as well as current and potential future clinical trials. While we have established arrangements with third parties for the manufacture of RYTELO, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials and drug product, and we rely on a single source to supply the API for RYTELO. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, or the termination of one of our supply agreements before we have retained and established an acceptable alternative supplier, could lead to delays or shortages in drug supply , perhaps substantially, that are necessary for our clinical activities and commercialization of RYTELO. In addition, we plan to retain additional third-party manufacturers to provide redundancy in our supply chain; however, we may be unable to do so on a timely basis on terms that are acceptable to us, or at all. Any of the foregoing could increase our costs, result in lost sales and delays in our clinical trials, and otherwise have a material adverse effect on our financial results, business and business prospects. We expect to rely on third-party manufacturers to produce and deliver sufficient quantities of RYTELO and other materials to support our commercialization of RYTELO and clinical trials on a timely basis and to comply with applicable regulatory requirements. We do not have direct control over these third-party personnel or operations. Reliance on these third-party manufacturers is subject to numerous risks, including:
•the inability to execute timely contracts or production orders with any additional third-party manufacturers and suppliers that we may identify on acceptable terms, or at all;
•delays and disruptions experienced by third-party manufacturers that adversely impact the ability of such parties to fulfill their contractual obligations to us, including to provide the quantities of RYTELO required to meet commercial and clinical needs;
•capacity limitations and scheduling constraints experienced by third-party manufacturers due to scheduling, maintenance and other commitments, and queued manufacturing activities in contracted facilities;
•requirements by regulatory authorities to validate and qualify significant activities for any current or additional manufacturer, which could involve technology transfer, new testing, compliance inspections, and would likely require FDA or comparable foreign regulatory authority approval;
•the inability of third-party manufacturers to timely formulate and manufacture RYTELO or to produce or ship RYTELO in the quantities or of the quality required to meet commercial and clinical needs;
•the possible mislabeling by third-party manufacturers of finished drug product for both commercial and clinical use, potentially resulting in product recall and harm to our business;

•decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute RYTELO to meet our commercial needs or before we have established an acceptable alternative supplier;
•compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations, including foreign governing regulations, corresponding to similar international regulatory authorities, including any deficiencies identified during regulatory inspections, such as those identified in a recent FDA inspection of one of our third-party manufacturers;
•breach or termination of manufacturing or supply contracts;
•inadequate storage or maintenance at contracted facilities resulting in theft or spoilage; and
•natural disasters that affect contracted facilities, including manufacturing, warehousing, and distribution facilities.
Each of these risks could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for commercialization, and non-clinical and clinical activities, which could severely and adversely affect our financial results, business and business prospects.
In addition, third-party manufacturers and/or any other manufacturers may need to make substantial investments to enable sufficient capacity increases and cost reductions, and to implement those regulatory and compliance standards necessary for successful commercialization of RYTELO. These third-party manufacturers may not be willing or able to achieve such capacity increases, cost reductions, or regulatory and compliance standards, and even if they do, such achievements may not be at commercially reasonable costs. Changing or adding alternative manufacturers may be prolonged, difficult and expensive, due to inherent technical complexities, regulatory risks, and because the number of potential manufacturers for oligonucleotide products is limited. It may be difficult or impossible for us to find a replacement or alternative manufacturer on acceptable terms, or at all.
RISKS RELATED TO OUR OPERATING RESULTS AND FINANCIAL POSITION

We have a history of net losses and may not achieve consistent future profitability for some time, if ever.
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of March 31, 2025, our accumulated deficit was approximately $1.8 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the limited historical sales data of RYTELO in lower-risk MDS since its approval by the FDA in June 2024, RYTELO sales will be difficult to predict from period to period and as a result, you should not rely on RYTELO sales results in any period as being indicative of future performance. Sales of RYTELO have in the past been below the expectations of securities analysts and investors, and sales of RYTELO have been and may in the future be below prior sequential or prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance, our financial projections or estimates, or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. For example, following our release of earnings for the quarter and year ended December 31, 2024, our stock price declined significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:
•the overall level of demand for RYTELO in its approved indication, including across the breadth of the eligible patient segments;
•the extent to which coverage and reimbursement for RYTELO is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•increases in the scope of eligibility for customers to purchase RYTELO at the discounted government price or to obtain government-mandated rebates on purchases of RYTELO;
•changes in our cost of sales;
•the timing and level of royalty payments under the Royalty Pharma Agreement;
•the timing, cost and level of investment in our sales and marketing efforts to support RYTELO sales;
•the timing, cost and level of investment in our research and development activities involving imetelstat and potential future product candidates; and
•expenditures we may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
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
Our financial projections and estimates are subject to significant risks, assumptions, and uncertainties, and our actual results may differ materially. These projections and estimates include estimates of the total addressable market for RYTELO, assumptions regarding patient market share and duration of therapy for patients receiving RYTELO, as well as assumptions regarding our ability to meet demand and assumptions regarding our future costs of goods. These projections and estimates are subject to various factors beyond our control, including, for example, the level of demand for RYTELO, the extent to which coverage and reimbursement for RYTELO is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, increased costs in the supply chain, including as a result of increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions, increased labor costs, changes in the regulatory environment, the impact of global health crises or macroeconomic or other global conditions, and changes in our senior management team. Our financial projections and estimates constitute forward-looking statements, are for illustrative purposes only and should not be relied upon as necessarily being indicative of future results. The assumptions and estimates underlying such financial projections and estimates are inherently uncertain and are subject to a wide variety of significant business, economic, competitive and other risks and uncertainties. Actual results may differ materially from the results contemplated by the financial projections. Our independent auditors have not studied, reviewed, compiled or performed any procedures with respect to the projections, and accordingly, they did not express an opinion or provide any other form of assurance with respect thereto. While all financial projections, estimates and targets are necessarily speculative, we believe that the preparation of financial projections involves increasingly higher levels of uncertainty the further out the projection, estimate or target extends from the date of preparation. Accordingly, there can be no assurance that the prospective results are indicative of our future performance or that actual results will not differ materially from those presented in the financial projections or estimates.
Our failure to obtain additional capital, if and when needed, would force us to further delay, reduce or eliminate the further development of RYTELO, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2025, we had approximately $457.5 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite approval of RYTELO in the U.S. in June 2024 and in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO for lower-risk MDS in the U.S., the EU or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
•the accuracy of the assumptions underlying our estimates for our capital needs;
•the overall level of sales and market acceptance of RYTELO;
•the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including commercialization in the U.S. and any commercialization in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
•delays or disruptions in opening sites, screening and enrolling patients or treating and following patients, in our current or any potential future clinical trials of RYTELO;
•the costs, timing and outcomes of regulatory reviews or other regulatory actions related to RYTELO;

•the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•the costs of manufacturing, developing, commercializing and marketing RYTELO, including with respect to third-party vendors and service providers and our ability to achieve any meaningful reduction in manufacturing costs;
•the sales price for RYTELO;
•the availability of coverage and adequate third-party reimbursement for RYTELO;
•the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license RYTELO;
•the extent to which we are able to enter into and conduct successful commercialization arrangements with third parties, including for the commercialization and marketing of RYTELO in the EU and in any other regions outside of the U.S., if approved for commercialization in such other regions;
•expenses associated with the pending putative securities class action and shareholder derivative lawsuits and potential additional related lawsuits, as well as any other litigation;
•the extent and scope of our selling, general and administrative expenses, including expenses associated with pending and potential future litigation;
•our level of indebtedness and associated debt service obligations;
•the costs of maintaining and operating facilities in California and New Jersey, as well as higher expenses for travel;
•macroeconomic or other global conditions that may reduce our ability to access equity or debt capital or other financing on preferable terms, which may adversely affect future capital requirements and forecasts; and
•the costs of enabling our personnel to work remotely, including providing supplies, equipment and technology necessary for them to perform their responsibilities.
In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, rising interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2023 Sales Agreement, our stockholders may be diluted, and the terms may include liquidation or other preferences that could materially and adversely affect the rights of our existing stockholders. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including pursuant to our Pharmakon Loan Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.

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
Our indebtedness could also have important negative consequences, including:
•we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities; and
•our failure to comply with the obligations of our affirmative and restrictive covenants in the Pharmakon Loan Agreement could result in an event of default that, if not cured or waived, would permit the Lenders to accelerate our obligation to repay this indebtedness, and the Lenders could seek to enforce their security interest in the assets securing such indebtedness.

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
The Pharmakon Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of our subsidiaries to, among other things:
•dispose of certain assets;
•change our line of business;
•engage in mergers, acquisitions or consolidations;
•incur additional indebtedness;
•create liens on assets;
•pay dividends and make contributions or repurchase our capital stock; and
•engage in certain transactions with affiliates.
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
Failure to satisfy our current and future debt obligations under the Pharmakon Loan Agreement or to comply with certain covenants in the Pharmakon Loan Agreement could result in an event of default, the occurrence and continuance of which provides the lenders with the right to demand immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement (and in the case of certain insolvency, liquidation, bankruptcy or similar events, automatically requires immediate repayment of all outstanding obligations under the Pharmakon Loan Agreement), and to exercise remedies against us and the collateral securing the Pharmakon Loan Agreement. These events of default include, among other things:
•insolvency, liquidation, bankruptcy or similar events;
•failure to observe covenants under the Pharmakon Loan Agreement and ancillary collateral documents, which failure, in certain limited cases, is not cured within 10 or 20 days;
•the occurrence of a withdrawal event in respect to RYTELO;
•the occurrence of a material adverse change;
•material misrepresentations;
•certain cross-default of third-party indebtedness or certain default or termination events of hedging assessments;
•certain money judgments being entered against us which are not timely paid, discharged or stayed; and
•our assets are attached or seized.

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
In Europe and other countries, our composition of matter patent coverage expired in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033. Our method of treatment patents may be eligible for patent term extension of up to five years under an SPC, permitted under European Council (EC) Regulation No. 469/2009, or the European SPC Regulation, upon receipt of marketing authorization, such as, for example, our method of treatment patent for MDS. In Europe, we have separate method of treatment patents covering MDS and MF, and a SPC may only be applied to one patent. Accordingly, in countries of the EEA, we must rely on regulatory exclusivity and our method of treatment patents.
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
As more groups become engaged in scientific research and product development in the areas of telomerase biology and hematologic malignancies, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, IPRs, post-grant proceedings, oppositions, invalidation trials, re-examinations, litigation or other means will likely increase. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our ability to further develop or commercialize RYTELO, or could otherwise have a material adverse effect on our business, and might cause us to cease operations, by:
•causing us to lose patent rights in the relevant jurisdiction(s);
•subjecting us to litigation, or otherwise preventing us from commercializing RYTELO in the relevant jurisdiction(s);
•requiring us to obtain licenses to the disputed patents;
•forcing us to cease using the disputed technology; or
•requiring us to develop or obtain alternative technologies.

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
Our ability to successfully commercialize RYTELO in the U.S. and in the EU for lower-risk MDS, and to continue to develop RYTELO in other myeloid hematologic malignancies depends to a significant extent on the skills, experience and efforts of our executive officers and key members of our staff. In addition, we need to recruit, maintain, motivate and integrate additional personnel with expertise and experience in sales, marketing, market access, commercial operations, pricing, clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing, regulatory affairs, medical affairs, legal affairs, and compliance to enable us to further commercialize and further develop RYTELO.
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
Management transition creates uncertainties and could harm our business.
Over the past few years, we have experienced significant changes in executive leadership, and more could occur. For example, effective March 10, 2025, we appointed Dawn C. Bir, a current member of our board of directors, as our Interim President and Chief Executive Officer to serve in such capacity while we conduct a search for a permanent Chief Executive Officer. In addition, in November 2024, we appointed a new EVP of Research and Development, and, in September 2024, we appointed a new EVP, Chief Commercial Officer. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our financial condition and our business and business prospects.
We may be unable to establish potential future collaborative arrangements for RYTELO on acceptable terms, or at all, and as a result, may have to delay, alter or abandon commercialization or further development of RYTELO.
We intend to develop RYTELO broadly for hematologic malignancies, and to commercialize, market and sell RYTELO in the U.S. and in the EU for certain patients with lower-risk MDS. At this time, we do not plan to commercialize RYTELO independently in the EU or in any other regions outside the U.S. where RYTELO may be approved for marketing in the future. Accordingly, we currently intend to seek contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with a third-party partner or partners to assist us in the commercialization of RYTELO in the EU and in any other regions outside the U.S. where RYTELO may be approved for marketing in the future. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. In addition, the terms of our Pharmakon Loan Agreement may limit our ability to enter into certain collaborative arrangements and any future debt agreements may continue or further limit our ability to enter into such agreements. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support. If we are unable to negotiate collaborative arrangements, we may have to:
•delay, curtail or abandon the additional development of RYTELO;
•delay, curtail or abandon the commercialization of RYTELO in jurisdictions where it is approved;
•reduce the scope of potential future sales or marketing activities; or
•increase our expenditures and undertake development or commercialization activities at our own expense, which will require additional capital than our current resources.

We have established subsidiaries in the United Kingdom and the Netherlands, which exposes us to additional costs and risks.
The wholly-owned subsidiaries we have established in the U.K. and the Netherlands subject us to certain additional costs and risks associated with doing business outside the U.S., including:
•the increased complexity and costs inherent in managing international operations in geographically disparate locations;
•challenges and costs of complying with diverse regulatory, financial and legal requirements, which are subject to change at any time;
•potentially adverse tax consequences, including changes in applicable tax laws and regulations;
•potentially costly trade laws, further increases to tariffs, renegotiation of existing international trade agreements, and changes to export quotas, custom duties or other trade restrictions, including as a result of recent changes implemented by the current administration in the U.S.;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;
•natural disasters, political and economic instability, including terrorism and civil and political unrest, outbreak of health epidemics, and the resulting global economic and social impacts; and
•workforce uncertainty in countries where labor unrest is more common than in the U.S.
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
We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.
Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Debestani v. Geron Corporation, et al., No. 3:25-cv-02507-CRB and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563-CRB, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees.
In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the two aforementioned securities class action lawsuits, which these lawsuits are premised on. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages.
We have also been subject to securities class action lawsuits in the past. In 2020, three securities class action lawsuits were filed against us and certain of our officers. One of the lawsuits was voluntarily dismissed, and we settled the other two lawsuits and a final judgment was entered in October 2023. In 2020 and 2021, seven shareholder derivative actions were filed in a number of courts, naming as defendants certain of our then current officers and certain of our then current and former members of our board. All seven of the shareholder derivative actions were dismissed with prejudice.
It is possible that additional lawsuits might be filed, or allegations might be received from stockholders, with respect to these same matters as alleged in the pending lawsuits or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in the defense of the pending lawsuits and any related or additional lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is also time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. Given the early stage of these lawsuits and the inherent uncertainly of litigation, we cannot predict how long it may take to resolve the pending lawsuits or the amount of costs we may incur, or the potential outcome or the possible amount of any damages we may be required to pay. A decision adverse to our interests in the pending lawsuits or in similar or related litigation, could result in the payment of substantial damages or settlements, or possibly fines, and, although we maintain liability insurance, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. If any judgement or settlement against us and costs or expenses associated with the pending litigation exceed our insurance coverage or insurance coverage is denied, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.
We may be subject to third-party litigation, and such litigation would be costly to defend or pursue and uncertain in its outcome.
Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. Our commercialization of RYTELO may result in product or personal injury disputes, or other disputes with health care providers, patients or other third parties as a result of our commercialization efforts. We may experience employment-related disputes. We may become involved in performance or other disputes with the CROs we have retained to support our clinical development activities, or with other third parties such as service providers, vendors, manufacturers, suppliers or consultants. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.
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
Historically, our stock price has been extremely volatile. Between January 1, 2015 and March 31, 2025, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between April 1, 2024 and March 31, 2025, the price has ranged between a high of $5.34 per share and a low of $1.46 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:
•the level of RYTELO sales;
•announcements regarding regulatory approval or non-approval of RYTELO in any other jurisdictions or indications, or specific label indications for RYTELO; or restrictions, warnings or limitations in its use;
•announcements regarding the further research and development of RYTELO, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current or potential future clinical trials, for any reason, or our inability, for any reason, to successfully continue the development of RYTELO;

•our ability to obtain additional capital if and when needed to further advance our development program;
•changes in laws or regulations applicable to RYTELO, including laws or regulations concerning the commercialization of RYTELO or clinical trial requirements for approval or other regulatory developments related to RYTELO;
•announcements of technological innovations, new commercial products, or clinical progress or lack thereof by us, potential future collaborative partners or our competitors;
•adverse developments concerning our manufacturers, including our inability to obtain adequate product supply for RYTELO or inability to do so at acceptable prices;
•the size and growth of the market opportunity for RYTELO in its currently approved and any potential future approved indications;
•disputes or other developments relating to RYTELO proprietary rights, including patents, litigation matters and our ability to obtain, enforce and defend patent protection and maintain regulatory exclusivity for RYTELO and our technologies;
•the terms and timing of any future collaboration agreements for the further development and commercialization of RYTELO that we may establish;
•announcements of significant acquisitions, strategic partnerships, collaborations, joint ventures or capital commitments by us or our competitors;
•the demand in the market for our common stock;
•increased or continuing operating losses;
•general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic or other global conditions, such as inflation, rising interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
•perceptions of the biotechnology and pharmaceutical industry by the public, legislature, regulators and the investment community;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of commentary, articles or research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage, by securities analysts, bloggers, news media or other third parties;
•large stockholders increasing or exiting their position in our common stock or an increase in the short interest in our common stock;
•sales of stock by our officers and directors;
•announcements of or developments concerning pending and potential future litigation;
•actions instituted by activist shareholders or others;
•the issuance of common stock to partners, vendors or investors to raise additional capital or as a result of option or warrant exercises;
•other events or factors that are beyond our control; and

•the occurrence of any other risks and uncertainties discussed under the heading “Risk Factors.”
In addition, as further discussed in the Risk Factor above entitled “We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome,” we and certain of our current and former officers and directors have been named as defendants in securities class action and derivative lawsuits. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our financial condition and business operations and lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our securities.
Our failure to maintain compliance with the continued listing requirements of the Nasdaq Global Select Market may result in our common stock being delisted from the Nasdaq Global Select Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares.
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $1.17 per share. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;
• a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
• a limited amount of analyst coverage, if any; and
• a decreased ability to issue additional securities or obtain additional financing in the future.
Delisting from Nasdaq could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
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
Provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:
•prevent stockholders from taking actions by written consent;
•divide the board of directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year; and
•set forth procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.

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
Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for:
•any derivative claim or cause of action or proceeding brought on our behalf;
•any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, or our stockholders, to us or to our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees, or our stockholders, arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation, or our bylaws;
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws;
•any claim or cause of action as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any claim or cause of action against us or any of our current or former directors, officers or other employees, or our stockholders, governed by the internal affairs doctrine or otherwise related to our internal affairs.
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
Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our non-clinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could adversely affect our business, financial condition, results of operations or prospects through:
•the imposition of civil, criminal and administrative penalties, damages and monetary fines;
•possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs;
•contractual damages;
•reputational harm;

•diminished potential profits and future earnings; and
•curtailment of our operations.
Our business could be negatively impacted by environmental, social and corporate governance, or ESG, matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For example, we currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
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
The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops, including in connection with our commercialization of RYTELO. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Moreover, in 2024 we implemented a new ERP and other information systems to help us manage our operations and financial reporting. However, any failure of the ERP system that we implemented in 2024 to operate as intended could negatively impact the effectiveness of our internal control over financial reporting. Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely. If material weaknesses or other significant deficiencies occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.      OTHER INFORMATION
Trading Arrangements
During the quarterly period covered by this report, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) as set forth in the table below.

Character of Trading Arrangement
Name and Title	Action Taken	Date of Action	Rule 10b5-1*	Non-Rule 10b5-1**	Nature of Trading Arrangement	Aggregate Number of Securities	Duration of Trading Arrangement
John A. Scarlett, M.D., Former Chairman of the Board, President and Chief Executive Officer (until March 10, 2025)	Terminated	February 27, 2025	X		Sale	1,374,298 [1]	July 12, 2024− July 11, 2025, or such earlier date on which all shares under the plan are sold.

Susan Molineaux, Ph.D. Director	Adopted	March 14, 2025	X		Sale	656,000 [2]	March 14, 2025 − March 13, 2026, or such earlier date on which all shares under the plan are sold.

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
1Consists of 1,374,298 shares subject to stock options previously granted by Geron to Dr. Scarlett.
2Consists of 656,000 shares subject to stock options previously granted by Geron to Dr. Molineaux.

ITEM 6.       EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1+	Non-Employee Director Compensation Policy, as amended*
10.2+	Offer Letter by and between the Registrant and Dawn C. Bir, effective March 17, 2025*
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 7, 2025.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated May 7, 2025.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 7, 2025.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated May 7, 2025.**
101
The following materials from the Registrant’s March 31, 2025 Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
+Filed herewith.
*Management contract or compensation plan or arrangement.
**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: May 7, 2025	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)