Form 10-Q
period 2025-06-30
GERON CORP
filed 2025-08-06
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 1, 2025:
Common Stock, $0.001 par value	638,017,073 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)
GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$77,734	$79,016
Restricted cash	1,870	1,860
Marketable securities	310,247	327,550
Accounts receivable, net	36,608	35,946
Interest and other receivables	2,755	2,853
Inventory	69,125	38,714
Prepaid expenses and other current assets	7,256	5,053
Total current assets	505,595	490,992
Noncurrent marketable securities	42,743	94,519
Property and equipment, net	1,189	1,310
Operating leases, right-of-use assets	2,523	2,881
Deposits and other assets	3,148	4,079
	$555,198	$593,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,226	$8,595
Accrued compensation and benefits	11,336	22,808
Operating lease liabilities	987	974
Liability related to sale of future royalties	17,440	20,372
Accrued liabilities	26,294	35,549
Total current liabilities	64,283	88,298
Noncurrent operating lease liabilities	1,865	2,266
Noncurrent liability related to sale of future royalties	110,528	104,421
Noncurrent debt	118,991	118,476
Commitments and contingencies
Stockholders' equity:
Common stock	638	606
Additional paid-in capital	2,067,327	2,051,794
Accumulated deficit	(1,808,551)	(1,772,341)
Accumulated other comprehensive loss	117	261
Total stockholders' equity	259,531	280,320
	$555,198	$593,781
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$49,007	$780	$88,443	$780
Royalties	29	102	196	406
Total revenues	$49,036	$882	$88,639	$1,186
Costs and operating expenses:
Cost of goods sold	1,190	17	2,396	17
Research and development	21,736	30,779	36,814	60,152
Selling, general and administrative	38,564	39,419	78,587	66,484
Total operating expenses	$61,490	$70,215	$117,797	$126,653
Loss from operations	(12,454)	(69,333)	(29,158)	(125,467)
Interest income	4,656	5,332	9,808	9,571
Interest expense	(8,516)	(3,319)	(16,716)	(6,752)
Other income and (expense), net	(61)	(63)	(144)	(125)
Net loss	$(16,375)	$(67,383)	$(36,210)	$(122,773)

Basic and diluted net loss per share	$(0.02)	$(0.10)	$(0.05)	$(0.19)

Shares used in computing basic and diluted net loss per share	666,170,358	653,904,978	666,038,645	628,699,214
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net loss	$(16,375)	$(67,383)	$(36,210)	$(122,773)
Net unrealized gain/(loss) on marketable securities	(191)	(243)	(136)	(691)
Foreign currency translation adjustments	4	(21)	(8)	(31)
Comprehensive loss	$(16,562)	$(67,647)	$(36,354)	$(123,495)
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,387,666	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive loss	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of Pre-Funded Warrant	30,369,830	31	—	—	—	31
Issuances of common stock under equity plans	155,349	—	256	—	—	256
Stock-based compensation related to issuances of common stock and options in exchange for services	4,913	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,917,758	$637	$2,059,473	$(1,792,176)	$304	$268,238
Net loss	—	—		(16,375)	—	(16,375)
Other comprehensive loss	—	—	—	—	(191)	(191)
Foreign currency translation adjustment	—	—	—	—	4	4
Stock-based compensation related to issuances of common stock and options in exchange for services	5,540	—	26	—	—	26
Issuances of common stock under equity plans	509,072	1	590	—	—	591
Stock-based compensation for equity-based awards to employees and directors	—	—	6,738	—	—	6,738
Employee stock purchases	417,369	—	500	—	—	500
Balance at June 30, 2025	637,849,739	$638	$2,067,327	$(1,808,551)	$117	$259,531

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive income	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuance of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Stock-based compensation related to issuance of common stock and options in exchange for services	4,211,493	4	6,745	—	—	6,749
Issuance of common stock under equity plans	2,462	—	92	—	—	92
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868
Net loss	—	—	—	(67,383)	—	(67,383)
Other comprehensive loss	—	—	—	—	(243)	(243)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Offering expenses	—	—	(271)	—	—	(271)
Issuance of common stock in connection with exercise of warrants	281,211	—	365	—	—	365
Stock-based compensation related to issuances of common stock and options in exchange for services	1,916	1	15	—	—	16
Issuance of common stock under equity plans	9,400,121	9	16,364	—	—	16,373
Stock-based compensation for equity-based awards to employees and directors	—	—	12,625	—	—	12,625
Employee stock purchases	201,052		366	—	—	366
Balance at June 30, 2024	601,048,108	$601	$2,027,173	$(1,720,542)	$(537)	$306,695
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,210)	$(122,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	373
Accretion and amortization on investments, net	(3,948)	$(4,893)
Amortization of debt issuance costs/debt discounts	515	1,492
Non-cash interest expense on liabilities for sales of future royalties	9,880	—
Stock-based compensation for services by non-employees	41	107
Stock-based compensation for employees and directors	14,146	17,502
Amortization of right-of-use assets	358	331
Increase in allowance for doubtful accounts	21	—
Changes in assets and liabilities:
Inventory	(30,410)	(774)
Accounts receivable, net	(684)	(874)
Prepaid expenses, interest receivable and other assets	(1,173)	(1,309)
Current and noncurrent liabilities	(21,484)	(4,913)
Payment on Royalty agreement	(6,705)	—
Net cash used in operating activities	(75,394)	(115,731)

Cash flows from investing activities:
Purchases of property and equipment	(138)	(821)
Purchases of marketable securities	(123,173)	(226,333)
Proceeds from maturities of marketable securities	196,065	225,215
Net cash provided by (used in) investing activities	72,754	(1,939)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	847	23,122
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	—	140,729
Proceeds from exercise of warrants	—	414
Proceeds from employee stock purchase plan	500	366
Net cash provided by financing activities	1,347	164,631
Effect of exchange rates on cash, cash equivalents and restricted cash	21	(31)
Net increase in cash, cash equivalents and restricted cash	(1,272)	46,930
Cash, cash equivalents and restricted cash at the beginning of the period	80,876	71,138
Cash, cash equivalents and restricted cash at the end of the period	$79,604	$118,068
See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date.
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
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2024 Form 10-K.
Recent Accounting Pronouncements
New Accounting Pronouncements – Issued But Not Yet Adopted

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

2. REVENUE RECOGNITION
Net Product Revenue
To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gross product revenue	$57,874	$890	$103,186	$890
Gross-to-net adjustments:
Chargebacks, and customer credits	(7,890)	(97)	(13,587)	(97)
Government rebates	(459)	(11)	(525)	(11)
Sales returns and allowances	(518)	(2)	(631)	(2)
Total gross-to-net adjustments	(8,867)	(110)	(14,743)	(110)
Net product revenue	$49,007	$780	$88,443	$780

3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of June 30, 2025 (in thousands):

	Six Months Ended June 30,	As of December 31,
(in thousands)	2025	2024
Raw materials	$7,581	$4,904
Work-in-process	47,012	30,093
Finished goods	14,532	3,717
Total inventory	$69,125	$38,714

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
4. FAIR VALUE MEASUREMENTS
Cash Equivalents and Marketable Securities
Cash equivalents, restricted cash and marketable securities by security type at June 30, 2025 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$36,295	$—	$—	$36,295
Commercial paper	2,487	—	(1)	2,486
	$38,782	$—	$(1)	$38,781

Restricted cash:
Money market fund	$1,597	$—	$—	$1,597
Certificate of deposit	273	—	—	273
	$1,870	$—	$—	$1,870

Marketable securities:
U.S. Treasury securities (due in less than one year)	$22,763	$22	$—	$22,785
U.S. Treasury securities (due in 1 to 2 years)	—	—	—	—
Government-sponsored enterprise securities (due in less than one year)	4,000	—	—	4,000
Commercial paper (due in less than one year)	121,546	4	(40)	121,510
Corporate notes (due in less than one year)	161,837	133	(17)	161,953
Corporate notes (due in one to two years)	42,701	49	(8)	42,742
	$352,847	$208	$(65)	$352,990

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
Cash equivalents, restricted cash and marketable securities by security type at December 31, 2024 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$45,215	$—	$—	$45,215
Commercial paper	4,978	—	(1)	4,977
	$50,193	$—	$(1)	$50,192

Restricted cash:
Money market fund	$1,587	$—	$—	$1,587
Certificate of deposit	273	—	—	273
	$1,860	$—	$—	$1,860

Marketable securities:
U.S. Treasury securities (due in less than one year)	$7,937	$22	$—	$7,959
U.S. Treasury securities (due in one to two years)	22,620	1	(11)	22,610
Government-sponsored enterprise securities (due in less than one year)	8,741	7	—	8,748
Commercial paper (due in less than one year)	180,131	150	(56)	180,225
Corporate notes (due in less than one year)	130,361	284	(27)	130,618
Corporate notes (due in one to two years)	72,000	6	(97)	71,909
	$421,790	$470	$(191)	$422,069

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2025:
Government-sponsored enterprise securities (due in less than one year)	$—	$—	$—	$—	$—	$—
Commercial paper (due in less than one year)	91,123	(40)	—	—	91,123	(40)
Corporate notes (due in less than one year)	40,698	(18)	—	—	40,698	(18)
Corporate notes (due in one to two years)	8,462	(8)	—	—	8,462	(8)
	$140,283	$(66)	$—	$—	$140,283	$(66)

As of December 31, 2024:
U.S. Treasury securities (due in less than one year)	$18,593	$(10)	$—	$—	$18,593	$(10)
Commercial paper (due in less than one year)	66,076	(56)	—	—	66,076	(56)
Corporate notes (due in less than one year)	31,549	(26)	1,993	(1)	33,542	(27)
Corporate notes (due in one to two years)	53,506	(98)	—	—	53,506	(98)
	$169,724	$(190)	$1,993	$(1)	$171,717	$(191)
The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of June 30, 2025 and December 31, 2024 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and six months ended June 30, 2025 and December 31, 2024 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, fluctuations in interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2025:
Money market funds(1)(2)	$37,892	$—	$—	$37,892
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)	—	22,785	—	22,785
Government-sponsored enterprise securities(3)	—	4,001	—	4,001
Commercial paper(3)	—	123,995	—	123,995
Corporate notes(3)(4)	—	204,695	—	204,695
Total	$38,165	$355,476	$—	$393,641
As of December 31, 2024:
Money market funds(1)(2)	$46,802	$—	$—	$46,802
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)(4)	—	30,570	—	30,570
Government-sponsored enterprise securities(3)	—	8,748	—	8,748
Commercial paper(3)	—	185,201	—	185,201
Corporate notes(3)(4)	—	202,527	—	202,527
Total	$47,075	$427,046	$—	$474,121
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
Credit Risk
We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple institutions in the United States. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. However, we are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents to the extent recorded in our consolidated balance sheets. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions in which those deposits are held. As of June 30, 2025, five customers accounted for 100% of our gross accounts receivable: McKesson Financial Center, which accounted for 44% of our gross accounts receivable; ASD Specialty Healthcare LLC, which accounted for 34% of our gross accounts receivable; Cardinal Health

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
Inc., which accounted for 20% of our gross accounts receivable; Biologics Inc, which accounted for 1% of our gross accounts receivable; and Sina Drug for 1% of our gross accounts receivable.
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

(In thousands)	JUNE 30, 2025	DECEMBER 31, 2024
CRO and clinical trial costs	$6,689	$18,968
Manufacturing activities	15,260	11,839
Professional legal and accounting fees	1,008	475
Interest payable	—	2,186
Gross-to-net adjustments	1,184	1,166
Other	2,153	915
Total Accrued Liabilities	$26,294	$35,549
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
JUNE 30, 2025
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgements, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events, and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2025 (in thousands):

2025	$9,594
2026	12,734
2027	12,734
2028	12,769
2029	135,641
Thereafter	—
Total	$183,472
Less: amount representing interest	(58,472)
Less: unamortized debt discount and issuance costs	(6,009)
Noncurrent portion of debt	$118,991
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
JUNE 30, 2025
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
The following table shows the activity within the liability related to sale of future royalties during the six months ended June 30, 2025:

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2024	$125,912
Interest expense recognized	5,079
Royalty payments	(3,023)
Carrying value of liability related to sale of future royalties at June 30, 2025	$127,968

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
7. CONTINGENCIES AND UNCERTAINTIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Northern

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
District of California, captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507-CRB and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563-CRB, respectively. Both lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025, that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On June 10, 2025, the Court ordered plaintiffs to file a consolidated amended complaint by August 8, 2025.
On April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three derivative lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the two aforementioned securities class action lawsuits, which these lawsuits are premised on. Each of the three plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action.
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
Purchase Commitments
We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $124.7 million in the aggregate as of June 30, 2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
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
8. STOCKHOLDERS’ EQUITY
Warrant Exercises
In the first quarter of 2025, 30,380,000 pre-funded warrants issued in connection with our underwritten public offerings were net exercised, which resulted in the issuance of 30,369,830 shares of our common stock. The pre-funded warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants. There was no activity related to the pre-funded warrants during the second quarter of 2025. As of June 30, 2025, the following warrants remained outstanding from our offerings:

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
Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2025 and 2024, the diluted net loss per share calculation excludes potential dilutive securities of 80,516,533 and 78,759,286, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.
Stock-Based Compensation
We maintain various stock incentive plans under which stock options and restricted stock awards and units can be granted to employees, non-employee directors and consultants, as applicable. We also have an employee stock

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
purchase plan for all eligible employees. We recognize stock-based compensation expense based on grant-date fair values of service-based stock options and restricted stock units, or RSUs, on a straight-line basis over the requisite service period, which is generally the vesting period. For performance-based stock options, or PSOs, with vesting based on the achievement of certain strategic milestones, stock-based compensation expense is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met and is reduced for estimated forfeitures, as applicable. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. If the assessment of probability of the performance condition changes, the impact of the change in estimate would be recognized in the period of the change. The determination of grant-date fair values for our service-based and performance-based stock options and employee stock purchases using the Black-Scholes option‑pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The grant-date fair value for service-based restricted stock awards is determined using the fair value of our common stock on the date of grant. We evaluate whether an adjustment to the assumptions of fair value of our common stock and historical volatility are required if observed prices of our common stock materially differ from historical information.
The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options, restricted stock units, and employee stock purchases for the three and six months ended June 30, 2025 and 2024, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$2,521	$4,375	$4,917	$6,056
Selling, general and administrative	4,217	8,250	9,230	11,446
Total stock-based compensation expense	$6,738	$12,625	$14,147	$17,502
Stock-based compensation of $0.3 million and $0.6 million was capitalized to inventory for the three and six months ended June 30, 2025, respectively, and $0.1 million was capitalized to inventory for the three and six months ended June 30, 2024.
As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Amendments to 2018 Equity Incentive Plan and 2014 Employee Stock Purchase Plan

        In May 2025, our stockholders approved amendments to (i) our 2018 Equity Incentive Plan, or 2018 EIP, to increase the total number of shares issuable under the 2018 EIP by 20,000,000 shares of our common stock, for an aggregate total reserve of 105,455,419 shares; and (ii) our 2014 Employee Stock Purchase Plan, or 2014 Purchase Plan, to increase the total number of shares issuable under the 2014 Purchase Plan by 6,000,000 shares of our common stock, for an aggregate total reserve of 8,000,000 shares. As of June 30, 2025, an aggregate of 47,398,383 shares of our common stock have been issued under our 2018 EIP and an aggregate of 2,159,003 shares of our common stock have been issued under our 2014 Purchase Plan.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
Stock Options
We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. PSOs vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the six months ended June 30, 2025 and 2024 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility range	71.96% to 73.94%	82.94% to 86.68%
Risk-free interest rate range	4.04% to 4.47%	4.05% to 4.62%
Expected term	6 years	6 years

Employee Stock Purchase Plan
The fair value of employees’ stock purchase rights during the six months ended June 30, 2025 and 2024 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)
The following table summarizes the activity for stock options, RSUs and PSOs as of June 30, 2025:

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	71,180,260	—	4,787,107
Changes during the year
Granted	15,179,500	4,699,750	67,000
Exercised	(591,321)	—	—
Expired or Forfeited	(15,725,482)	(821,500)	(73,100)
Equity outstanding, end of period	70,042,957	3,878,250	4,340,457
Unvested portion of equity outstanding, end of period	32,083,468	3,878,250	67,000
As of June 30, 2025, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$42,177,124	$6,960,870	$42,493
Expected weighted-average period in years of compensation cost to be recognized	2.75	3.69	0.80
9. SEGMENT REPORTING
We are currently developing therapies for the treatment of hematologic malignancies. To date, our only source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024. Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.
For the three and six months ended June 30, 2025, we have identified one operating and reportable segment. We define our operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our Interim President and Chief Executive Officer is the CODM.
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
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three and six months ended June 30, 2025 and 2024:

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$49.0	$0.8	$88.4	$0.8
Royalties	—	0.1	0.2	0.4
Total revenues	$49.0	$0.9	$88.6	$1.2
Costs and operating expenses:
Cost of goods sold	1.2	—	2.4	—
Research and development
Research and clinical expenses	19.8	18.5	33.5	36.2
Chemistry, manufacturing, and control expenses	1.9	12.3	3.3	24.0
Selling, general and administrative
Commercial expenses	18.8	18.9	36.5	29.0
Other segment expenses*	19.8	20.5	42.1	37.5
Total operating expenses	$61.5	$70.2	$117.8	$126.7
Loss from operations	(12.5)	(69.3)	(29.2)	(125.5)
Total interest and other income (expense)	(3.9)	2.0	$(7.1)	2.7
Net loss	$16.4	$67.3	$(36.2)	$(122.8)

___________________________
*Other segment expenses includes stock-based compensation expense and other general and administrative expenses largely resulting from personnel costs for individuals in administrative functions and legal and professional fees.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

10. SUBSEQUENT EVENTS
Effective August 1, 2025, the Compensation Committee of our Board of Directors approved an amendment to our 2018 Inducement Award Plan to increase the number of shares of our common stock issuable thereunder from 40,300,000 shares to 51,300,000 shares, to be used exclusively for grants of inducement awards to individuals who were not previously employees or directors of the Company, other than following a bona fide period of non-employment, as a material inducement within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules to each such individual’s entry into employment with the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout the Report and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, titled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.
OVERVIEW
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Report; and the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025, or the 2024 Form 10-K.
Company Overview
Summary
We are a commercial-stage biopharmaceutical company aiming to change lives by changing the course of blood cancer. Our first-in-class telomerase inhibitor, RYTELO® (imetelstat), harnesses Nobel Prize-winning science in a treatment that scientific evidence suggests reduces proliferation of malignant cells, allowing production of new healthy cells, which we believe drives differentiated clinical benefits, potentially altering the underlying course and modifying the disease of these hematologic malignancies.
We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to, or have lost response to, or are ineligible for, erythropoiesis-stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit, of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients, as well as the favorable FDA label and the National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO to potentially compete for significant market segments in lower-risk MDS.
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
In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF with overall survival, or OS, as the primary endpoint. As of the end of July 2025, the trial has reached over 95% enrollment and we expect to complete enrollment by the end of 2025. Based on our current planning assumptions for enrollment and event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, interest income on our marketable securities, and payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of June 30, 2025, we had approximately $432.6 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2025, we had an accumulated deficit of approximately $1.8 billion.
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
The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In this regard, our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We have seen and may continue to see variability in RYTELO sales trends. Net product revenue was approximately $49.0 million in the second quarter of 2025, $39.4 million in the first quarter of 2025, and $47.5 million in the fourth quarter of 2024.

Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas: investing additional resources to increase brand awareness, including increasing the size of our commercial and medical field forces; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. However, this strategy and our ongoing commercialization efforts may not achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. In addition, in an effort to expand its indications of use, we are also developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the United States, such as our recent marketing authorization in the EU, and to establish arrangements with third parties to assist us in the commercialization of RYTELO in such jurisdictions. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of our IMpactMF Phase 3 clinical trial, as well as our ongoing Phase 1 IMproveMF combination clinical trial in frontline MF and our Phase 2 investigator-led IMpress clinical trial in higher-risk MDS and acute myeloid leukemia, and as we prepare for commercialization of RYTELO in the EU in lower-risk MDS. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement, if available, as well as the non-cash interest expense related to the Royalty Pharma Agreement.

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
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months and six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in our 2024 Form 10-K.
RESULTS OF OPERATIONS
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are early in our commercialization efforts. We expect that our sales revenue may vary from period to period as our commercialization efforts progress.

RYTELO is our only product approved for marketing in the U.S. and the EU for certain patients with lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to successfully commercialize RYTELO in the U.S. and the EU and to obtain regulatory approvals to commercialize RYTELO in other jurisdictions and in other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in the development, manufacture, regulatory approval for and commercialization of RYTELO; uncertainty of non-clinical and clinical trial results or regulatory approvals or clearances; the future development of imetelstat by us and its use by patients generally, including any future efficacy or safety results from clinical or commercial use that may cause the benefit-risk profile of imetelstat to become unacceptable; the uncertain and unpredictable drug research and development process; our ability to obtain and maintain contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us with the commercialization of RYTELO in jurisdictions outside of the U.S.; overcoming disruptions and/or delays due to macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues; our ability to obtain additional capital if and when needed; enforcement of our patent and proprietary rights; reliance upon our CROs, contract manufacturing organizations, or CMOs, consultants, licensees, investigators and other third parties; and potential competition.
The following table summarizes our results of operations for the three and six months ended June 30 :

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change $	Change %	2025	2024	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenues, net	$49,007	$780	$48,227	*	$88,443	$780	$87,663	*
Royalties	29	102	(73)	(72)%	196	406	(210)	(52)%
Total revenues	49,036	882	48,154	*	88,639	1,186	87,453	*
Costs and operating expenses:
Cost of goods sold	1,190	17	1,173	*	2,396	17	2,379	*
Research and development	21,736	30,779	(9,043)	(29)%	36,814	60,152	(23,338)	(39)%
Selling, general and administrative expenses	38,564	39,419	(855)	(2)%	78,587	66,484	12,103	18%
Total operating expenses	61,490	70,215	(8,725)	(12)%	117,797	126,653	(8,856)	(7)%
Loss from operations	(12,454)	(69,333)	56,879	(82)%	(29,158)	(125,467)	96,309	(77)%
Interest income	4,656	5,332	(676)	(13)%	9,808	9,571	237	2%
Interest expense	(8,516)	(3,319)	(5,197)	157%	(16,716)	(6,752)	(9,964)	148%
Other income and (expense), net	(61)	(63)	2	(3)%	(144)	(125)	(19)	15%
Net income (loss)	$(16,375)	$(67,383)	$51,008	(76)%	$(36,210)	$(122,773)	$86,563	(71)%
*Percentage not meaningful
Revenues:
Product Revenues, Net
On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with lower-risk MDS, with TD anemia requiring four or more red blood cell units over eight weeks who have not responded to, or have lost response to, or are ineligible for ESAs. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to June 30, 2024. Total product revenues, net for the three and six months ended June 30, 2025 were approximately $49.0 million and $88.4 million, respectively.

Total gross-to-net adjustments for the three and six months ended June 30, 2025 was 15.3% and 14.3% of gross product revenue, respectively. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as set forth below for the three and six months ended June 30, 2025. We expect total gross-to-net adjustments to be in the mid- to high-teens percentage of gross product revenue in the remaining quarters of 2025.

(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Gross product revenue	$57,874	$890	$103,186	$890
Gross-to-net adjustments:
Chargebacks and customer credits	(7,890)	(97)	(13,587)	(97)
Government rebates	(459)	(11)	(525)	(11)
Sales returns and allowances	(518)	(2)	(631)	(2)
Total gross-to-net adjustments	(8,867)	(110)	(14,743)	(110)
Net product revenue	$49,007	$780	$88,443	$780

Royalties
In connection with the divestiture of our human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc., or Lineage, (formerly BioTime, Inc., which acquired Asterias Biotherapeutics, Inc.) in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing our divested intellectual property.
We recognized royalty revenues of $29,000 and $196,000 in the three and six months ended June 30, 2025, respectively, compared to $102,000 and $406,000 for the same periods in 2024. Royalty revenues in the three and six months ended June 30, 2025 and 2024 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Operating Expenses:
In connection with the FDA approval of RYTELO on June 6, 2024, we began capitalizing inventory manufactured or purchased after this date. As a result, we expensed certain manufacturing costs of RYTELO as research and development expense prior to FDA approval and, therefore, these costs are not included in cost of goods sold. We expect our operating expenses to be in the range of approximately $270 million to $285 million for 2025, which includes non-cash items such as stock-based compensation expense, amortization of debt discounts and issuance costs, and depreciation and amortization. We expect our operating expenses in 2025 to increase compared to 2024, primarily due to continued investment in our RYTELO commercialization strategy, investment in commercial supply redundancy, and post marketing commitments, as well as initial preparations to launch RYTELO in selected EU countries in 2026, including the health technology assessment, or HTA, evaluation process.

The following table summarizes our expenses, including as a percentage of total expenses, for the three and six months ended June 30 :

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change %	2025	2024	Change %

Cost of goods sold	$1,190	$17	*	$2,396	$17	*
Research and development	21,736	30,779	(29)%	36,814	60,152	(39)%
Selling, general and administrative	38,564	39,419	(2)%	78,587	66,484	18%
Total operating cost and expenses	$61,490	$70,215	(12)%	$117,797	126,653	(7)%
*Percentage not meaningful

Cost of Goods Sold
Our cost of goods sold consist of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO in the U.S. Cost of goods sold was approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively, which consisted of costs to manufacture and distribute our market product, RYTELO. We began capitalizing inventory upon FDA approval of RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses. We did not generate any costs from product sales prior to the three months ended June 30, 2024.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2025. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively impacted for the next 12 to 15 months as we sell through certain inventory that was previously expensed prior to FDA approval.
Research and Development Expenses
During the three and six months ended June 30, 2025 and 2024, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2025 and 2024, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead. We expect our research and development expenses to increase over the remainder of the year, primarily due to our Phase 3 IMpactMF clinical trial and post-marketing commitments.
Research and development expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Direct external research and development expenses:
Clinical program: Imetelstat	$13,527	$20,032	$19,755	$40,082
Personnel-related expenses	7,416	10,208	15,641	18,999
All other expenses	793	539	1,418	1,071
Total research and development expenses	$21,736	$30,779	$36,814	$60,152
The decrease in research and development expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to decreased clinical trial costs associated with a decrease of activity in our Phase 3 IMerge MDS study after FDA approval of RYTELO in 2024, as well as manufacturing and quality costs that were capitalized in the current period now that RYTELO is approved, versus being expensed in the prior period. A discussion of the risks and uncertainties associated with the development of imetelstat can be found in the sub‑sections titled “Risks Related to the Further Development of Imetelstat”, “Risks Related to the Commercialization of RYTELO® (Imetelstat)” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A titled “Risk Factors” and elsewhere in this Report. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of ongoing and potential future imetelstat research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, if at all.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $38.6 million and $78.6 million for the three and six months ended June 30, 2025, respectively, compared to $39.4 million and $66.5 million for the same periods in 2024. The decrease in selling, general and administrative expenses for the three months ended June 30, 2025, compared to the same period in 2024, is attributed to initial RYTELO launch costs in 2024. The increase in the six months ended June 30,2025 is primarily due to higher personnel-related expenses from increased headcount to support the commercialization of RYTELO. We expect our selling, general and administrative expenses to increase over the remainder of the year in support of our commercialization efforts.
Interest Income
Interest income was $4.7 million and $9.8 million for the three and six months ended June 30, 2025, respectively, compared to $5.3 million and $9.6 million for the same periods in 2024. The decrease in interest income for the three months ended June 30, 2025, compared to the same period in 2024, primarily reflects a smaller marketable securities portfolio with the receipt of net cash proceeds from the underwritten public offering completed in March 2024. The increase in interest income for the six months ended June 30, 2025, compared to the same period in 2024, was partially offset by an increase in interest rates. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $8.5 million and $16.7 million for the three and six months ended June 30, 2025, respectively, compared to $3.3 million and $6.8 million for the same periods in 2024. The increase in interest expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily reflects interest expense related to the Royalty Pharma Agreement and the Pharmakon Loan Agreement which were entered into in November 2024.
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
Other Income and (Expense), Net
Other income and expense, net was an expense of $61,000 and $144,000 for the three and six months ended June 30, 2025, respectively, compared to an expense of $63,000 and $125,000 for the three and six months ended June 30, 2024. Other income and (expense), net, primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had cash, restricted cash, cash equivalents, and marketable securities of $432.6 million, compared to $502.9 million at December 31, 2024. The decrease in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2025 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds of $0.7 million from accounts receivable.
On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant, or 2024 pre-funded warrant, to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. As of June 30, 2025, 5,380,000 pre-funded warrants issued in connection with our 2024 underwritten public offering have been net exercised, which resulted in the issuance of 5,378,199 shares of our common stock. See Note 8 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the underwritten offering completed in March 2024.
From January 1, 2025 through June 30, 2025, there were no exercises of purchase warrants that we issued in connection with an underwritten public offering of our securities in 2020. As of June 30, 2025, we had purchase warrants with an exercise price of $1.30 per share exercisable for 1,402,520 shares of our common stock remaining, which if exercised in full for cash, would provide $1.8 million in cash proceeds.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2025, we had approximately $432.6 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
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

In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, changes in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
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

Cash Flows from Operating Activities
Net cash used in operations for the six months ended June 30, 2025 and 2024 was $75.4 million and $115.7 million, respectively. The decrease in net cash used in operations for the six months ended June 30, 2025, compared to the same period in 2024, primarily reflects a decrease in net loss of $36.2 million, adjusted for non-cash items including stock-based compensation expense for employees and directors.
Cash Flows from Investing Activities
Net cash provided by investing activities was $72.8 million for the six months ended June 30, 2025 and net cash used by investing activities was $1.9 million for the six months ended June 30, 2024. The increase in net cash provided by investing activities for the six months ended June 30, 2025, compared to the same period in 2024, primarily reflects decreased purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $1.3 million and $164.6 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.
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
We have engaged third‑party contract manufacturers and have re-established our own manufacturing supply chain to manufacture and supply quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have commercial purchase commitments for approximately $124.7 million in the aggregate as of June 30, 2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
As of June 30, 2025, we had a long-term principal debt balance of $119.0 million, consisting of $125.0 million aggregate principal amount of the Tranche A Loan under the Pharmakon Loan Agreement.
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
On November 1, 2024, we entered into the Royalty Pharma Agreement, pursuant to which we received an upfront payment of $125.0 million and Royalty Pharma obtained the right to receive Royalty Payments on future U.S. net sales of RYTELO for each calendar quarter during the term of the agreement. We are obligated to make Royalty Payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the agreement, which Royalty Payments are not determinable at this time, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031, or the date when the aggregate Royalty Payments equal or exceed 2.0 times the Purchase Price. See Note 6 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2024 Form 10-K.
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
ITEM 1A.         RISK FACTORS
Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described under the heading “Risk Factors” below, and this summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under the heading “Risk Factors” below as part of your evaluation of an investment in our common stock.
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
•We will be subject to pricing, drug marketing, post-market and reimbursement regulations in the European Union, or EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.
Risks Related to Regulatory Approval of RYTELO
•We may be unable to maintain regulatory approvals for RYTELO in the U.S. and the EU for lower-risk MDS, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

•Our regulatory approval for RYTELO in the U.S. and in the EU for certain patients with lower-risk MDS is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments, or if we experience unanticipated problems with RYTELO.
•We may be unable to obtain regulatory approval to commercialize RYTELO in any other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.
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
•Our failure to obtain additional capital, if and when needed, would force us to further delay, reduce or eliminate the further development of RYTELO, or to halt the commercialization of RYTELO, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
Risks Related to Protecting Our Intellectual Property
•If we are unable to obtain and maintain sufficient intellectual property protection and relevant regulatory exclusivities for RYTELO, both in the U.S. and in other countries, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.
Risks Related to Managing Our Growth and Other Business Operations
•We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome.

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
In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for certain patients with lower-risk MDS, and we initiated a commercial launch of RYTELO in the U.S. in that indication. RYTELO is our only product approved for marketing by the FDA, and our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We may not be able to successfully commercialize RYTELO for a number of reasons, including:
•we may not be able to establish or demonstrate in the medical community the safety and efficacy of RYTELO and its potential advantages over, and side effects compared to, existing treatments;
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
As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. For example, RYTELO sales trends have been and may continue to be variable. Net product revenue was approximately $49.0 million in the second quarter of 2025, $39.4 million in the first quarter of 2025, and $47.5 million in the fourth quarter of 2024. Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas: investing additional resources to increase brand awareness, including increasing the size of our commercial and medical field forces; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. However, this strategy and our ongoing commercialization efforts may not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. Further, given our limited historical experience commercializing drug products, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, or they are not executed as planned, we may not be able to generate meaningful revenues from the commercialization of RYTELO in lower-risk MDS, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
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
Although we received marketing authorization for RYTELO in the EU for the treatment of certain adult patients with TD anemia due to lower-risk MDS in March 2025, we currently have no marketing or sales organization outside of the U.S., and as a company, we have no experience selling and marketing approved drugs outside of the U.S. To successfully commercialize RYTELO in the EU or in any other regions outside the U.S. where we might seek marketing authorization in the future, we will need to develop these capabilities, which we plan to do by working with experienced third-party contractors or commercialization partners. Doing so will require additional investment of capital and time. Particularly in light of our current priority to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S., we currently intend to seek contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us in the commercialization of RYTELO in the EU and in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future. However, we may be unable to enter into and conduct successful contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to commercialize RYTELO in the EU or in any other regions where RYTELO may be approved for marketing in the future. Any failure or delay in entering into and conducting such contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties would adversely impact the commercialization of RYTELO in the EU or in any other regions outside the U.S. where RYTELO may be approved for marketing in the future.
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
Our ability to successfully commercialize RYTELO will depend significantly on maintaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. The resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use RYTELO unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of its cost. Therefore, coverage and adequate reimbursement are critical to market acceptance of RYTELO.
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
The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies provide us with competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. A discussion of current and potential future competitors of RYTELO can be found in the sub‑section titled “Competition” in Part I, Item 1, titled “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

As a result of the foregoing, competitors may develop more commercially desirable or affordable products than RYTELO or achieve patent protection or product commercialization earlier than we may be able to achieve with RYTELO. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to RYTELO. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar, or superior, to those that may be demonstrated by RYTELO. Competitors may develop products that are safer, more effective, or less costly than RYTELO, or more convenient to administer to patients and, therefore, present a serious competitive threat to RYTELO. In addition, competitors may price their products below what we may determine to be an acceptable price for RYTELO, may receive better third-party payor coverage and/or reimbursement, or may be more cost effective than RYTELO. Such competitive products or activities by competitors may render RYTELO obsolete, which may cause us to cease any further development or future commercialization of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
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
In March 2025, we received marketing authorization for RYTELO in the EU for the treatment of adult patients with TD anemia due to lower-risk MDS without an isolated deletion 5q cytogenic abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. In connection with such approval, we are subject to post-marketing requirements to submit final results from certain ongoing non-clinical and clinical studies and the completion of certain quality-related activities and study. We are also subject to rules and regulations in the EU applicable to the manufacturing, marketing, promotion and sale of medicinal products. If we, or a regulatory authority, discover previously unknown problems with RYTELO, such as adverse events of unanticipated severity or frequency, or problems with a facility where RYTELO is manufactured, a regulatory authority may impose restrictions relative to RYTELO or the manufacturing facility, including requiring recall or withdrawal of RYTELO from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for RYTELO will be subject to regulatory requirements and continuing regulatory review.
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
•advertising and promotion;
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
Our regulatory approval for RYTELO in the U.S. and in the EU for certain patients with lower-risk MDS is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments, or if we experience unanticipated problems with RYTELO.
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
•warning letters or the withdrawal of RYTELO from the market;
•product recalls;
•suspension or termination of ongoing clinical trials of imetelstat in other indications;
•significant civil, criminal and administrative penalties, including fines, restitutions or disgorgement of profits or revenues;
•refusal to permit the import or export of RYTELO;
•product seizure or detentions;
•injunctions or the imposition of civil or criminal penalties; and
•adverse publicity.
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
Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy to the satisfaction of such regulatory authorities, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of a New Drug Application, or NDA, in the U.S. and a Marketing Authorization Application, or MAA, in the EU. Although RYTELO is approved in the U.S. and the EU in lower-risk MDS, there can be no assurance that we will receive regulatory approval for the commercialization of RYTELO for lower-risk MDS in any other jurisdiction or for any new indications.
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
For example, the current administration in the U.S. has called for substantial changes to foreign trade policy and has recently proposed and imposed significant increases in tariffs on international trade and the renegotiation of international trade agreements. We cannot predict what effects these and potential additional tariffs or renegotiation of existing international trade agreements will have on our business, including in the context of escalating global trade and political tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. See the risk factor titled, “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO.”
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
In April 2025, the U.S. government imposed a 10% baseline global tariff, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until August 2025. The U.S. government has also specifically stated that the pharmaceutical industry will be subject to industry-specific tariffs and has initiated a related investigation into the national security effects of imported pharmaceuticals and their ingredients. As such, we currently expect that the current pharmaceutical exemption will be short-lived and that such industry-specific pharmaceutical tariffs will ultimately be imposed by the U.S. government. Although a significant portion of our supply chain for imetelstat is currently based in the U.S., the active pharmaceutical ingredient, or API, for imetelstat is manufactured in South Korea and our 47mg vial of RYTELO drug product is currently manufactured in Italy. In addition, in the future we may choose to utilize other contract manufacturers for different presentations of imetelstat and source materials for our supply chain from other international jurisdictions. Accordingly, such global or industry-specific tariffs, or the renegotiation of current international trade agreements, or other trade restrictions could result in additional costs on our business, including generally increasing our manufacturing costs, and may decrease our gross margins and increase our supply chain complexity. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers impacting RYTELO, which could impose additional costs and complexity on our business, including with respect to our planned commercialization of RYTELO in select EU markets in 2026 or restrict our ability to sell RYTELO in the EU or in other international markets where we may obtain approval of RYTELO.
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
The FDA granted orphan drug designation to RYTELO in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EC granted orphan drug designation in December 2015 to RYTELO for the treatment of MF and in July 2020 for the treatment of MDS. Orphan drug exclusivity confers seven and ten years of exclusivity in the U.S. and EU, respectively, following approval, subject to satisfying regulatory requirements. The FDA has confirmed seven years of orphan drug exclusivity for RYTELO following its approval on June 6, 2024 for its approved indication in lower-risk MDS. In connection with the EC's approval of RYTELO in the EU, the EMA's Committee of Orphan Medicinal Products reviewed and issued a positive opinion to maintain RYTELO's orphan drug designation in the EU for the treatment of certain patients with MDS. Designation as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, RYTELO for any indication, or at all, in the U.S., EU or any other country, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as RYTELO prior to RYTELO receiving any exclusive marketing approval.
We may lose orphan drug exclusivity for certain reasons, including if the FDA or the European Medicines Agency, or EMA, determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of RYTELO to meet the needs of patients with lower-risk MDS or MF. Failure to maintain orphan designation status, or failure to agree to and complete any agreed upon pediatric plan, would lead to the inability to obtain or the loss of such regulatory exclusivity.
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
In addition, with respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, our Phase 2 clinical trial that evaluated two doses of imetelstat in relapsed/refractory MF and the results of which our IMpactMF trial is based on, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat sodium dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities for relapsed/refractory MF, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.

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
•we or any third-party service providers may be unable to demonstrate compliance with GMP, good clinical practices, or GCP, or other applicable regulatory and other requirements to the satisfaction of the FDA, the EMA, the competent authorities of the individual EU Member States or similar international regulatory authorities; or
•changes in regulatory policies or approval processes, or potential reduction of unmet medical need with the entry of competitive therapies to the market, could render our clinical efficacy or safety data insufficient for approval.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including federal and state fraud and abuse laws, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute RYTELO. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and Regulations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. For details regarding these legislative and regulatory changes and proposed changes regarding the healthcare system that may affect our ability to operate, see Item 1 “Business - Healthcare Reform” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•obtain additional capital, if and when needed, in order to enable us to further advance imetelstat clinical trials in other myeloid hematologic malignancies;
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

•compete effectively with other approved treatments in lower-risk MDS, and relapsed/refractory MF, if imetelstat is approved in relapsed/refractory MF, and potentially other myeloid hematologic malignancies;
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
•use of trial endpoints such as OS, that inherently require prolonged periods of clinical observation or analysis of the resulting data to determine trial outcomes, including the need for a certain number of events, or deaths, to occur in IMpactMF prior to the interim or final analysis in that trial of OS;
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
•the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, changes in tariffs or other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;

•complying with current and future regulatory requirements, policies or guidelines, including domestic and international laws and regulations pertaining to fraud and abuse, transparency, and the privacy and security of health information;
•reaching agreement on acceptable terms and on a timely basis, if at all, with collaborators, physician investigators, vendors and other third parties located in the U.S. or other countries, including our CROs, laboratory service providers and clinical trial sites, on all aspects of clinical development and collaborating with them successfully; and
•third-party clinical contractors, including investigators or our CROs not performing our clinical trials according to our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements, or not performing data collection or analyses in a timely or accurate manner.
In addition, recent actions by the current administration in the U.S. to limit federal agency budgets and personnel have resulted in reductions in the FDA's budget and employees, which may lead to slower response times, longer review periods, delayed inspections or other disruptions that we cannot currently predict. Failures or delays with respect to any of the foregoing events and such disruptions in the timely review and processing of our regulatory submissions and inspections could adversely affect our ability to conduct or complete the clinical trials being conducted by us or our investigators, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs or interrupt, further delay or halt our development of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects.
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
The occurrence of any of these events could interrupt, further delay, or halt our commercialization of RYTELO or its further development, and as a result, could preclude the commercialization of RYTELO in any additional indications, as well as increase costs for continued development in additional indications, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, business and business prospects, any of which might cause us to cease operations.
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
•supply chain issues, including the timely availability of product and management of shelf-life, including raw materials, active pharmaceutical ingredient, or API, and drug product and other supplies, and the cost of procuring the foregoing, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions;
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
Our RYTELO manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain manufacturing, quality control, and other technical and scientific work with respect to RYTELO, as well as to supply starting materials and manufacture the API and drug product for our commercialization of RYTELO, as well as current and potential future clinical trials. While we have established arrangements with third parties for the manufacture of RYTELO, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials and drug product, and we rely on a single source to supply the API for RYTELO. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, or the termination of one of our supply agreements before we have retained and established an acceptable alternative supplier, could lead to delays or shortages in drug supply, perhaps substantially, that are necessary for our clinical activities and commercialization of RYTELO. In this regard, a recent FDA inspection of one of our third-party manufacturers identified certain deficiencies in the manufacturer’s processes and facilities which, while not related to the production of RYTELO, could impact the manufacturer’s ability to produce and deliver products, including RYTELO, if not remediated by the manufacturer, and could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization.
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
•delays and disruptions experienced by third-party manufacturers that adversely impact the ability of such parties to fulfill their contractual obligations to us, including providing the quantities of RYTELO required to meet commercial and clinical needs;
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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of June 30, 2025, our accumulated deficit was approximately $1.8 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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
Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2025, we had approximately $432.6 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite approval of RYTELO in the U.S. in June 2024 and in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO for lower-risk MDS in the U.S., the EU or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
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
In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and is expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
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
The Royalty Pharma Agreement contains covenants that impose on us certain obligations with respect to royalty payments, diligence, reporting, indemnification and includes restrictions on intellectual property transfers and out-licenses, and certain other actions. The Royalty Pharma Agreement also limits our ability to create or incur liens or dispose of certain assets related to imetelstat. We have no rights to repurchase the revenue interests in RYTELO sold to Royalty Pharma (other than in connection with a change of control event), thereby limiting our ability to eliminate future applicability of the covenants contained in the Royalty Pharma Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.
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
In addition to our patents covering RYTELO, we also expect to rely on regulatory exclusivity, including orphan drug exclusivity of up to seven years in the U.S. and ten years in the EU following approval, to protect our rights to commercialize RYTELO for its approved uses, but such regulatory exclusivity may be limited or withdrawn. See “Risks Related to Regulatory Approval of RYTELO -- Although orphan drug designation has been granted to RYTELO for the treatment of MDS and MF in the U.S. and in the EU, these designations may not be maintained, which would eliminate the benefits associated with orphan drug designation, including market exclusivity, which could limit the period of exclusivity we are able to maintain for the commercialization of RYTELO, and would likely harm our business and business prospects.”
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
The U.S. Patent and Trademark Office, or USPTO, and various governmental patent agencies in other countries require compliance with a number of procedural, documentary, fee payment, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications. Failure to respond to official actions within prescribed time limits, and nonpayment of fees, for example, maintenance fees, renewal fees, and annuity fees, could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the jurisdiction. In such an event, potential competitors might be able to enter the market with the same or similar products to RYTELO, and this circumstance could harm our financial condition, business and business prospects. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us or jointly owned with us, any of the foregoing could expose us to liability to the applicable patent owner or patent co-owner.
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

The initiation of a claim against a third party by us may also cause the third party to bring counter claims against us, such as claims asserting that our patents are invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or non-statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or IPR, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation.
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
Under the AIA, interference proceedings between patent applications filed on or after March 16, 2013, have been replaced with other types of proceedings, including derivation proceedings. The AIA also includes post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions, such as IPR, covered business method post-grant reviews and other post-grant reviews. This applies to all our U.S. patents and those we have licensed and may license from others, even those issued before March 16, 2013. A third party could attempt to use the USPTO procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. In addition, the IPR process under the AIA permits any person, whether they are accused of infringing the patent at issue or not, such as entities associated with hedge funds, to challenge the validity of certain patents. Significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.
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
We have a registered trademark, RYTELO, which is the commercial trade name for imetelstat, in a number of countries and regions, including in the U.S. and Europe. Opposition or cancellation proceedings, however, may be filed against our trademarks, and our trademarks may not survive such proceedings. If our U.S. trademark application which forms the basis for our international registration, or IR, for our commercial trade name is withdrawn or abandoned within the first five years of our IR, we will lose our IR registrations which could adversely affect our business. We may be unable to maintain or enforce our current and future trademarks, and if we fail to satisfy the applicable regulatory requirements, we may not have enforceable trademark rights or registrations in such jurisdictions. Our product trademark, RYTELO, is approved by the FDA and the EMA.
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
Inventions discovered under research, material transfer or other collaboration agreements may become jointly owned by us and the other party to such agreements in some cases and may be the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who invents and owns a particular invention, or whether it is jointly owned, and disputes can arise regarding inventorship, ownership and use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we are not able to protect or license rights to these inventions. In addition, clinical trial investigators, scientific consultants and research collaborators generally have contractual rights to publish data and other proprietary information, subject to review by the trial sponsor. Publications by us, or by investigators, scientific consultants, previous employees, research collaborators or others, either with permission or in contravention of the terms of their agreements with us or with our past or future collaborators, may impair our ability to obtain patent protection or protect proprietary information, which could have a material adverse effect on our business and might cause us to cease operations.
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
Over the past few years, we have experienced significant changes in executive leadership, and more could occur. For example, on August 6, 2025, we announced the appointment of Harout Semerjian as our President and Chief Executive Officer and a member of our board of directors, effective August 7, 2025. In addition, in November 2024, we appointed a new EVP of Research and Development, and, in September 2024, we appointed a new EVP, Chief Commercial Officer. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our financial condition and our business and business prospects.

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

We have established subsidiaries in the United Kingdom, or UK, and the Netherlands, which exposes us to additional costs and risks.
The wholly-owned subsidiaries we have established in the UK, and the Netherlands subject us to certain additional costs and risks associated with doing business outside the U.S., including:
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
Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507-CRB and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563-CRB, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On June 10, 2025, the Court ordered plaintiffs to file a consolidated amended complaint by August 8, 2025.
In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the two aforementioned securities class action lawsuits, which these lawsuits are premised on. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action.

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
In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, clinical trial participant data, and other sensitive third-party data. We are therefore subject to or affected by numerous data privacy and security obligations, such as federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing of personal data. These obligations may change, are subject to differing interpretations and may be inconsistent or conflict among jurisdictions. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future, subject to such obligations. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, white papers, and other statements, such as statements relating to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Historically, our stock price has been extremely volatile. Between July 1, 2015 and June 30, 2025, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between July 1, 2024 and June 30, 2025, the price has ranged between a high of $5.06 per share and a low of $1.17 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:
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

•our ability to obtain additional capital, if and when needed, to further advance our development program;
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
•general domestic and international market conditions or market conditions relating to the biopharmaceutical and pharmaceutical industries, especially given the volatility caused by macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues;
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
In addition, as further discussed in the Risk Factor above titled “We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, will be costly to defend or pursue and are uncertain in their outcome,” we and certain of our current and former officers and directors have been named as defendants in securities class action and derivative lawsuits. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our financial condition and business operations and lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our securities.
Our failure to maintain compliance with the continued listing requirements of the Nasdaq Global Select Market may result in our common stock being delisted from the Nasdaq Global Select Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares.
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as 1.09 per share through August 1, 2025. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock”, which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
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
Our employees, independent contractors, principal investigators, clinical trial sites, CROs, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
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
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign sales and earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Inflation Reduction Act of 2022 included provisions that impacted the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. .In addition, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
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

Our net operating loss carryforwards attributable to tax years beginning before January 1, 2018 could expire unused and be unavailable to offset future income tax liabilities. In addition, federal net operating losses incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal net operating losses in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership have occurred in the past, and future ownership changes, some of which may be outside our control, could occur in the future, as a result of shifts in our stock ownership. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods, and a portion of the carryforwards may expire before being available to reduce future income tax liabilities, which could adversely impact our financial position. At the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted legislation that, with certain exceptions, suspends the use of California net operating losses to offset California income and limits the use of California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027.

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

Character of Trading Arrangement
Name and Title	Action Taken	Date of Action	Rule 10b5-1*	Non-Rule 10b5-1**	Nature of Trading Arrangement	Aggregate Number of Securities	Duration of Trading Arrangement
V. Bryan Lawlis, Ph.D.	Adopted	May 15, 2025	X		Sale	406,000 [1]	May 15, 2025− May 15, 2026, or such earlier date on which all shares under the plan are sold.
Director
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
1Consists of 406,000 shares subject to stock options previously granted by Geron to Dr. Lawlis.
ITEM 6.       EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1*	Geron Corporation 2018 Equity Incentive Plan, as amended.	10.1	8-K	May 27, 2025	000-20859
10.2*	Geron Corporation 2014 Employee Stock Purchase Plan, as amended.	10.2	8-K	May 27, 2025	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 6, 2025.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated August 6, 2025.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 6, 2025.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated August 6, 2025.**
101
The following materials from the Registrant’s June 30, 2025 Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: August 6, 2025	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)