Form 10-Q
period 2025-09-30
GERON CORP
filed 2025-11-07
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 4, 2025:
Common Stock, $0.001 par value	638,355,275 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)
GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$78,117	$79,016
Restricted cash	1,876	1,860
Marketable securities	302,415	327,550
Accounts receivable, net	35,361	35,946
Interest and other receivables	2,295	2,853
Inventory	95,422	38,714
Prepaid expenses and other current assets	6,856	5,053
Total current assets	522,342	490,992
Noncurrent marketable securities	39,063	94,519
Property and equipment, net	973	1,310
Operating leases, right-of-use assets	2,339	2,881
Deposits and other assets	2,665	4,079
	$567,382	$593,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,111	$8,595
Accrued compensation and benefits	16,388	22,808
Operating lease liabilities	994	974
Liability related to sale of future royalties	19,291	20,372
Accrued liabilities	39,928	35,549
Total current liabilities	87,712	88,298
Noncurrent operating lease liabilities	1,658	2,266
Noncurrent liability related to sale of future royalties	110,041	104,421
Noncurrent debt	119,264	118,476
Commitments and contingencies
Stockholders' equity:
Common stock	638	606
Additional paid-in capital	2,074,640	2,051,794
Accumulated deficit	(1,826,979)	(1,772,341)
Accumulated other comprehensive gain (loss)	408	261
Total stockholders' equity	248,707	280,320
	$567,382	$593,781
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$47,167	$28,209	$135,610	$28,989
Royalties	60	62	256	468
Total revenues	$47,227	$28,271	$135,866	$29,457
Costs and operating expenses:
Cost of goods sold	1,043	456	3,439	473
Research and development	21,070	20,153	57,884	80,305
Selling, general and administrative	39,001	35,877	117,588	102,361
Total costs and operating expenses	$61,114	$56,486	$178,911	$183,139
Loss from operations	(13,887)	(28,215)	(43,045)	(153,682)
Interest income	4,264	4,877	14,072	14,448
Interest expense	(8,644)	(3,046)	(25,360)	(9,798)
Other income and (expense), net	(161)	(63)	(305)	(188)
Net loss	$(18,428)	$(26,447)	$(54,638)	$(149,220)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.23)

Shares used in computing basic and diluted net loss per share	667,101,756	662,158,182	666,396,910	639,933,612
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
Net loss	$(18,428)	$(26,447)	$(54,638)	$(149,220)
Net unrealized gain/(loss) on marketable securities	218	1,507	82	816
Foreign currency translation adjustments	73	48	65	17
Comprehensive loss	$(18,137)	$(24,892)	$(54,491)	$(148,387)
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,387,666	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive loss	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of Pre-Funded Warrant	30,369,830	31	—	—	—	31
Issuances of common stock under equity plans	155,349	—	256	—	—	256
Stock-based compensation related to issuances of common stock and options in exchange for services	4,913	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,917,758	$637	$2,059,473	$(1,792,176)	$304	$268,238
Net loss	—	—	—	(16,375)	—	(16,375)
Other comprehensive loss	—	—	—	—	(191)	(191)
Foreign currency translation adjustment	—	—	—	—	4	4
Stock-based compensation related to issuances of common stock and options in exchange for services	5,540	—	26	—	—	26
Issuances of common stock under equity plans	509,072	1	590	—	—	591
Stock-based compensation for equity-based awards to employees and directors	—	—	6,738	—	—	6,738
Employee stock purchases	417,369	—	500	—	—	500
Balance at June 30, 2025	637,849,739	$638	$2,067,327	$(1,808,551)	$117	$259,531
Net loss				(18,428)		(18,428)
Other comprehensive income	—	—	—	—	218	218
Foreign currency translation adjustment	—	—	—	—	73	73
Stock-based compensation related to issuance of common stock and options in exchange for services	5,702	—	29	—	—	29
Issuance of common stock under equity plans	499,834	—	542	—	—	542
Stock-based compensation for equity-based awards to employees and directors	—	—	6,742	—	—	6,742
Balance at September 30, 2025	638,355,275	$638	$2,074,640	$(1,826,979)	$408	$248,707

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	544,912,215	$545	$1,844,988	$(1,597,769)	$185	$247,949
Net loss	—	—	—	(55,390)	—	(55,390)
Other comprehensive income	—	—	—	—	(448)	(448)
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Issuance of common stock and pre-funded warrant to purchase common stock in public offering, net of issuance costs of $9,000	41,999,998	42	140,958	—	—	141,000
Issuance of common stock in connection with exercise of warrants	37,640	—	49	—	—	49
Stock-based compensation related to issuance of common stock and options in exchange for services	2,462	—	92	—	—	92
Issuance of common stock under equity plans	4,211,493	4	6,745	—	—	6,749
Stock-based compensation for equity-based awards to employees and directors	—	—	4,877	—	—	4,877
Balance at March 31, 2024	591,163,808	$591	$1,997,709	$(1,653,159)	$(273)	$344,868
Net loss	—	—	—	(67,383)	—	(67,383)
Other comprehensive loss	—	—	—	—	(243)	(243)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Offering expenses	—	—	(271)	—	—	(271)
Issuance of common stock in connection with exercise of warrants	281,211	—	365	—	—	365
Stock-based compensation related to issuances of common stock and options in exchange for services	1,916	1	15	—	—	16
Issuance of common stock under equity plans	9,400,121	9	16,364	—	—	16,373
Stock-based compensation for equity-based awards to employees and directors	—	—	12,625	—	—	12,625
Employee stock purchases	201,052	—	366	—	—	366
Balance at June 30, 2024	601,048,108	$601	$2,027,173	$(1,720,542)	$(537)	$306,695
Net loss				(26,447)		(26,447)
Other comprehensive loss	—	—	—	—	1,507	1,507
Foreign currency translation adjustment	—	—	—	—	47	47
Issuance of common stock in connection with exercise of warrants	3,080	—	4	—	—	4
Stock-based compensation related to issuance of common stock and options in exchange for services	1,767	—	14	—	—	14
Issuances of common stock under equity plans	2,049,118	2	3,572	—	—	3,574
Stock-based compensation for equity-based awards to employees and directors	—	—	6,890	—	—	6,890
Balance at September 30, 2024	603,102,073	$603	$2,037,653	$(1,746,989)	$1,017	$292,284
See accompanying notes.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,638)	$(149,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	404
Accretion and amortization on investments, net	(5,477)	$(7,281)
Amortization of debt issuance costs/debt discounts	788	1,894
Non-cash interest expense on liabilities for sales of future royalties	15,043	—
Stock-based compensation for services by non-employees	70	122
Stock-based compensation for employees and directors	20,888	24,392
Amortization of right-of-use assets	542	501
Increase in allowance for doubtful accounts	(4)	—
Changes in assets and liabilities:
Inventory	(56,708)	(20,283)
Accounts receivable, net	589	(28,007)
Prepaid expenses, interest receivable and other assets	167	(1,842)
Current and noncurrent liabilities	(114)	4,647
Payment on Royalty agreement	(10,503)	—
Net cash used in operating activities	(88,970)	(174,673)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(821)
Purchases of marketable securities	(200,202)	(292,141)
Proceeds from maturities of marketable securities	286,353	290,469
Net cash provided by (used in) investing activities	86,102	(2,493)

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	1,389	26,696
Proceeds from issuance of common stock from offering and pre-funded warrant, net of paid issuance costs	—	140,729
Proceeds from exercise of warrants	—	418
Proceeds from employee stock purchase plan	500	366
Net cash provided by financing activities	1,889	168,209
Effect of exchange rates on cash, cash equivalents and restricted cash	96	17
Net increase in cash, cash equivalents and restricted cash	(883)	(8,940)
Cash, cash equivalents and restricted cash at the beginning of the period	80,876	71,138
Cash, cash equivalents and restricted cash at the end of the period	$79,993	$62,198
See accompanying notes.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements for each of the three years ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities and equity investments, liabilities related to the sale of future royalties, operating leases, right-of-use assets, lease liabilities, inventory valuation, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2024 Form 10-K.
Recent Accounting Pronouncements
New Accounting Pronouncements – Issued But Not Yet Adopted

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

2. REVENUE RECOGNITION
Net Product Revenue
To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gross product revenue	$60,188	$32,657	$163,374	$33,547
Gross-to-net adjustments:
Chargebacks and customer credits	(9,083)	(4,002)	(22,670)	(4,099)
Government rebates	(2,143)	(364)	(2,668)	(375)
Sales returns and allowances	(1,795)	(82)	(2,426)	(84)
Total gross-to-net adjustments	(13,021)	(4,448)	(27,764)	(4,558)
Net product revenue	$47,167	$28,209	$135,610	$28,989

3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of September 30, 2025:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials	$13,863	$4,904
Work-in-process	63,152	30,093
Finished goods	18,407	3,717
Total inventory	$95,422	$38,714

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
4. FAIR VALUE MEASUREMENTS
Cash Equivalents and Marketable Securities
Cash equivalents, restricted cash and marketable securities by security type at September 30, 2025 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$30,264	$—	$—	$30,264
Commercial paper	4,964	—	—	4,964
	$35,228	$—	$—	$35,228

Restricted cash:
Money market fund	$1,602	$—	$—	$1,602
Certificate of deposit	274	—	—	274
	$1,876	$—	$—	$1,876

Marketable securities:
U.S. Treasury securities (due in less than one year)	$22,836	$45	$—	$22,881
U.S. Treasury securities (due in 1-2 years)	—	—	—	—
Municipal securities (due in 1 to 2 years)	5,041	13	—	5,054
Government-sponsored enterprise securities (due in 1-2 years)	5,000	—	—	5,000
Commercial paper (due in less than one year)	118,244	34	(4)	118,274
Corporate notes (due in less than one year)	161,050	218	(8)	161,260
Corporate notes (due in one to two years)	28,945	80	(16)	29,009
	$341,116	$390	$(28)	$341,478

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2025 and December 31, 2024 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2025:
Commercial paper (due in less than one year)	27,555	(5)	—	—	27,555	(5)
Corporate notes (due in less than one year)	10,887	(7)	1,980	(2)	12,867	(9)
Corporate notes (due in one to two years)	9,893	(17)	—	—	9,893	(17)
	$48,335	$(29)	$1,980	$(2)	$50,315	$(31)

As of December 31, 2024:
U.S. Treasury securities (due in less than one year)	$18,593	$(10)	$—	$—	$18,593	$(10)
Commercial paper (due in less than one year)	66,076	(56)	—	—	66,076	(56)
Corporate notes (due in less than one year)	31,549	(26)	1,993	(1)	33,542	(27)
Corporate notes (due in one to two years)	53,506	(98)	—	—	53,506	(98)
	$169,724	$(190)	$1,993	$(1)	$171,717	$(191)
The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of September 30, 2025 and December 31, 2024 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and nine months ended September 30, 2025 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with macroeconomic or other global economic conditions, including those resulting from inflation, fluctuations in interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Money market funds(1)(2)	$31,867	$—	$—	$31,867
Certificate of deposit(2)	274	—	—	274
Municipal securities(4)	—	5,054	—	5,054
U.S. Treasury securities(3)	—	22,881	—	22,881
Government-sponsored enterprise securities(4)	—	5,000	—	5,000
Commercial paper(1) (3)	—	123,238	—	123,238
Corporate notes(3)(4)	—	190,268	—	190,268
Total	$32,140	$346,441	$—	$378,581
As of December 31, 2024:
Money market funds(1)(2)	$46,802	$—	$—	$46,802
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)(4)	—	30,570	—	30,570
Government-sponsored enterprise securities(3)	—	8,748	—	8,748
Commercial paper(3)	—	185,201	—	185,201
Corporate notes(3)(4)	—	202,527	—	202,527
Total	$47,075	$427,046	$—	$474,121
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
Credit Risk
We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple institutions in the U.S. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk. Deposits with banks may exceed the amount of insurance provided on such deposits. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities currently consist of money market funds, government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes. Our investment policy, approved by the audit committee of our board of directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. However, we are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents to the extent recorded in our consolidated balance sheets. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions in which those deposits are held.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
Concentration of Credit Risk
As of September 30, 2025, seven customers accounted for 100% of our gross accounts receivable: McKesson Financial Center, which accounted for 47% of our gross accounts receivable; ASD Specialty Healthcare LLC, which accounted for 30% of our gross accounts receivable; Cardinal Health Inc., which accounted for 21% of our gross accounts receivable; Biologics Inc, which accounted for 1% of our gross accounts receivable; and Sina Drug, which accounted for 1% of our gross accounts receivable; and Tannergap, Inc, which accounted for 1% of our gross accounts receivable .
5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

(In thousands)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
CRO and clinical trial costs	$6,263	$18,968
Manufacturing activities	26,169	11,839
Professional legal and accounting fees	963	475
Interest payable	—	2,186
Gross-to-net adjustments	4,105	1,166
Other	2,428	915
Total Accrued Liabilities	$39,928	$35,549
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
The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of the inception date, the interest rate applicable to the Tranche A Loan was 10.32%. As of September 30, 2025, the applicable interest rate was 10.04%. Interest is due and payable quarterly on the last day of each quarter with the first payment due on December 31, 2024. The Pharmakon Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan.
We may elect to prepay the Term Loans in part or in whole prior to the Maturity Date with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to the 3rd anniversary of the funding date of the applicable Term Loan, 2% if made on or after the 3rd anniversary of

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events, and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated.

Future Minimum Payments

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2025 (in thousands):

2025	$6,415
2026	12,725
2027	12,725
2028	12,760
2029	135,633
Thereafter	—
Total	$180,258
Less: amount representing interest	(55,258)
Less: unamortized debt discount and issuance costs	(5,736)
Noncurrent portion of debt	$119,264
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
In addition, we have the option to repurchase all of the Revenue Participation Right from Royalty Pharma for a purchase price of equal to the Buy-Out-Payment, as defined below, if we enter into a definitive agreement to consummate a change of control, or Buy-Back Option.
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
The following table shows the activity within the liability related to sale of future royalties during the nine months ended September 30, 2025:

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2024	$124,793
Interest expense recognized	15,043
Royalty payments	10,503
Carrying value of liability related to sale of future royalties at September 30, 2025	$129,333

Embedded Derivatives
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
7. CONTINGENCIES AND UNCERTAINTIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the Northern District of California, captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025, that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint.
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
On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-cv-08575. The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the aforementioned derivative lawsuits. The plaintiffs seek damages and an award of reasonable costs, including attorneys’ and experts’ fees.
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
Purchase Commitments
We have engaged third‑party contract manufacturers and have established our own manufacturing supply chain to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have noncancelable commercial purchase commitments for approximately $97.6 million in the aggregate as of September 30, 2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
8. STOCKHOLDERS’ EQUITY
Warrant Exercises
In the first quarter of 2025, 30,380,000 pre-funded warrants issued in connection with our underwritten public offerings were net exercised, which resulted in the issuance of 30,369,830 shares of our common stock. The pre-funded warrants were issued in connection with underwritten public offerings of common stock and pre-funded warrants. There was no activity related to the pre-funded warrants during the second and third quarter of 2025. As of September 30, 2025, the following warrants remained outstanding from our offerings:

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
Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the diluted net loss per share calculation excludes potential dilutive securities of 90,645,922 and 76,588,779, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
The following table summarizes the stock-based compensation expense included in operating expenses on our condensed consolidated statements of operations related to stock options, RSUs, and employee stock purchases for the three and nine months ended September 30, 2025 and 2024, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$2,544	$1,904	$7,461	$7,960
Selling, general and administrative	4,197	4,986	13,427	16,432
Total stock-based compensation expense	$6,742	$6,890	$20,888	$24,392
Stock-based compensation of $0.3 million and $1.0 million was capitalized to inventory for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.4 million was capitalized to inventory for the three and nine months ended September 30, 2024.
As stock-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, but at a minimum, reflects the grant-date fair value of those awards that actually vested in the period. Forfeitures have been estimated at the time of grant based on historical data and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Amendment to 2018 Inducement Award Plan

        In August 2025, the compensation committee of our board of directors approved an amendment to our 2018 Inducement Award Plan, or 2018 Inducement Plan, to increase the total number of shares issuable under the 2018 Inducement Plan by 11,000,000 shares of our common stock, for an aggregate total reserve of 51,300,000 shares. As of September 30, 2025, an aggregate of 39,653,097 shares of our common stock have been issued under our 2018 Inducement Plan.
Stock Options
We grant service-based and performance-based stock options under our equity plans to employees, non-employee directors and consultants. The service-based vesting period for employee stock options is generally four years from the date of the stock option grant. PSOs vest upon the achievement of specified strategic milestones. The fair value of service-based stock options granted during the nine months ended September 30, 2025 and 2024 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility range	71.42% to 74.36%	82.94% to 86.68%
Risk-free interest rate range	3.72% to 4.47%	3.53% to 4.62%
Expected term	6 years	6 years

Employee Stock Purchase Plan
The fair value of employees’ stock purchase rights during the nine months ended September 30, 2025 and 2024 has been estimated using the Black-Scholes option-pricing model with the following assumptions:

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility range	69.11% to 87.80%	72.08% to 119.00%
Risk-free interest rate range	3.98% to 4.29%	4.79% to 5.37%
Expected term range	6 months to 12 months	6 months to 12 months

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
The following table summarizes the activity for stock options, RSUs and PSOs as of September 30, 2025:

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	71,180,260	—	4,787,107
Changes during the year
Granted	27,399,500	5,309,750	67,000
Exercised	(1,057,155)	—	(107,100)
Expired or Forfeited	(17,672,624)	(998,750)	(503,060)
Equity outstanding, end of period	79,849,981	4,311,000	4,243,947
Unvested portion of equity outstanding, end of period	40,354,141	4,311,000	67,000
As of September 30, 2025, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$45,979,197	$6,902,172	$56,240
Expected weighted-average period in years of compensation cost to be recognized	2.92	3.51	0.55
9. SEGMENT REPORTING
We are currently developing therapies for the treatment of hematologic malignancies. To date, our only source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)
Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.
For the three and nine months ended September 30, 2025, we have identified one operating and reportable segment. We define our operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our President and Chief Executive Officer is the CODM.
The CODM reviews the segment's profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment's assets based on total assets reported on the consolidated balance sheet. All long-lived assets are held in the U.S.
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$47.2	$28.2	$135.6	$29.0
Royalties	0.1	0.1	0.3	0.5
Total revenues	$47.3	$28.3	$135.9	$29.5
Costs and operating expenses:
Cost of goods sold	1.0	0.5	3.4	0.5
Research and development
Research and clinical expenses	18.0	17.9	51.5	55.0
Chemistry, manufacturing, and control expenses	3.1	2.3	6.4	25.3
Selling, general and administrative
Commercial expenses	18.6	17.4	55.0	50.0
Other segment expenses*	20.4	18.4	62.6	52.3
Total costs and operating expenses	61.1	56.5	178.9	183.1
Loss from operations	(13.9)	(28.2)	(43.0)	(153.7)
Total interest and other income (expense)	(4.5)	1.8	(11.6)	4.5
Net loss	$(18.4)	$(26.4)	$(54.6)	$(149.2)

___________________________
*Other segment expenses includes stock-based compensation expense and other general and administrative expenses largely resulting from personnel costs for individuals in administrative functions and legal and professional fees.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

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
In March 2025, we were granted marketing authorization by the European Commission, or EC, for RYTELO as a monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. We are preparing for the planned commercialization of RYTELO in select EU markets in 2026. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future). Accordingly, we plan to work with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of RYTELO in the EU, such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution.
In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF with overall survival, or OS, as the primary endpoint. As of the end of September 2025, the trial has reached full enrollment. Based on our current assumptions for event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, interest income on our marketable securities, and payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of September 30, 2025, we had approximately $421.5 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2025, we had an accumulated deficit of approximately $1.8 billion.
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
The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In this regard, our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We have seen and may continue to see variability in RYTELO sales trends. Net product revenue was approximately $47.2 million in the third quarter of 2025, $49.0 million in the second quarter of 2025, and $39.4 million in the first quarter of 2025.

Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas:

investing additional resources to increase brand awareness; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. In the second quarter of 2025, we increased the size of our sales force by 20% and doubled the size of our medical affairs team. However, our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. In addition, in an effort to expand its indications of use, we are also developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the U.S., such as our recent marketing authorization in the EU, and to establish arrangements with third parties to assist us in the commercialization of RYTELO in such jurisdictions. As a result, we expect research and development expenses and selling, general and administrative expenses to increase in future periods as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of our IMpactMF Phase 3 clinical trial, as well as our ongoing Phase 1 IMproveMF combination clinical trial in frontline MF and our Phase 2 investigator-led IMpress clinical trial in higher-risk MDS and acute myeloid leukemia, and as we prepare for commercialization of RYTELO in the EU in lower-risk MDS. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement, if available, as well as the non-cash interest expense related to the Royalty Pharma Agreement.

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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes historically have been minor and have been included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the U.S., and present a meaningful presentation of our financial condition and results of operations.
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in our 2024 Form 10-K.
RESULTS OF OPERATIONS
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are early in our commercialization efforts and our related strategy to drive sales growth in the U.S. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy and as our commercialization efforts otherwise progress.
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
The following table summarizes our results of operations for the three and nine months ended September 30 :

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change $	Change %	2025	2024	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenues, net	$47,167	$28,209	$18,958	67%	$135,610	$28,989	$106,621	368%
Royalties	60	62	(2)	(3)%	256	468	(212)	(45)%
Total revenues	47,227	28,271	18,956	67%	135,866	29,457	106,409	361%
Costs and operating expenses:
Cost of goods sold	1,043	456	587	129%	3,439	473	2,966	627%
Research and development	21,070	20,153	917	5%	57,884	80,305	(22,421)	(28)%
Selling, general and administrative expenses	39,001	35,877	3,124	9%	117,588	102,361	15,227	15%
Total costs and operating expenses	61,114	56,486	4,628	8%	178,911	183,139	(4,228)	(2)%
Loss from operations	(13,887)	(28,215)	14,328	(51)%	(43,045)	(153,681)	110,636	(72)%
Interest income	4,264	4,877	(613)	(13)%	14,072	14,448	(376)	(3)%
Interest expense	(8,644)	(3,046)	(5,598)	184%	(25,360)	(9,798)	(15,562)	159%
Other income and (expense), net	(161)	(63)	(98)	156%	(305)	(188)	(117)	62%
Net income (loss)	$(18,428)	$(26,447)	$8,019	(30)%	$(54,638)	$(149,220)	$94,582	(63)%
*Percentage not meaningful
Revenues:
Product Revenues, Net
On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with lower-risk MDS, with TD anemia requiring four or more red blood cell units over eight weeks who have not responded to, or have lost response to, or are ineligible for ESAs. To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to June 30, 2024. Total product revenues, net for the three and nine months ended September 30, 2025 were approximately $47.2 million and $135.6 million, respectively.

Total gross-to-net adjustments for the three and nine months ended September 30, 2025 was 21.6% and 17.0% of gross product revenue, respectively. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments is set forth below for the three and nine months ended September 30, 2025. We expect total gross-to-net adjustments to be in the high-teens percentage of gross product revenue in the remaining quarter of 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross product revenue	$60,188	$32,657	$163,374	$33,547
Gross-to-net adjustments:
Chargebacks and customer credits	(9,083)	(4,002)	(22,670)	(4,009)
Government rebates	(2,143)	(364)	(2,668)	(375)
Sales returns and allowances	(1,796)	(82)	(2,427)	(84)
Total gross-to-net adjustments	(13,021)	(4,448)	(27,764)	(4,558)
Net product revenue	$47,167	$28,209	$135,610	$28,989

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
We recognized royalty revenues of $60,000 and $256,000 in the three and nine months ended September 30, 2025, respectively, compared to $62,000 and $468,000 for the same periods in 2024. Royalty revenues in the three and nine months ended September 30, 2025 and 2024 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Costs and Operating Expenses:
In connection with the FDA approval of RYTELO on June 6, 2024, we began capitalizing inventory manufactured or purchased after this date. As a result, we expensed certain manufacturing costs of RYTELO as research and development expense prior to FDA approval and, therefore, these costs are not included in cost of goods sold. We expect our operating expenses in the remaining quarter of 2025 to increase over 2024 levels, primarily due to continued investment in our RYTELO commercialization strategy, investment in commercial supply redundancy, and post marketing commitments, as well as initial preparations to launch RYTELO in selected EU countries in 2026, including the health technology assessment, or HTA, evaluation process.

The following table summarizes our costs and operating expenses, including as a percentage of total expenses, for the three and nine months ended September 30 :

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change %	2025	2024	Change %

Cost of goods sold	$1,043	$456	129%	$3,439	$473	627%
Research and development	21,070	20,153	5%	57,884	80,305	(28)%
Selling, general and administrative	39,001	35,877	9%	117,588	102,361	15%
Total costs and operating expenses	$61,114	$56,486	8%	$178,911	183,139	(2)%

Cost of Goods Sold
Our cost of goods sold consist of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight in, and indirect overhead costs associated with the sale of RYTELO in the U.S. Cost of goods sold was approximately $1.0 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, which consisted of costs to manufacture and distribute our market product, RYTELO. We began capitalizing inventory upon FDA approval of RYTELO. All product costs incurred prior to FDA approval of RYTELO in June 2024 were expensed as research and development expenses. We did not generate any costs from product sales prior to the three months ended June 30, 2024.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval were expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2025. We estimate our cost of sales related to product revenue as a percentage of net product revenue will continue to be positively impacted for the next 9 to 12 months as we sell through certain inventory that was partially expensed prior to FDA approval.
Research and Development Expenses
During the three and nine months ended September 30, 2025 and 2024, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2025 and 2024, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead. We expect our research and development expenses to increase in the remaining quarter of 2025 over 2024 levels, primarily due to ongoing investments to support our chemistry, manufacturing and controls, or CMC, strategy.
Research and development expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Direct external research and development expenses:
Clinical program: imetelstat	$12,605	$13,502	$32,361	$53,584
Personnel-related expenses	7,943	6,207	23,584	25,206
All other expenses	522	444	1,939	1,515
Total research and development expenses	$21,070	$20,153	$57,884	$80,305
The increase in research and development expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to increased CMC and personnel-related expenses. The decrease in research and development expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to decreased clinical trial costs associated with a decrease of activity in our Phase 3 IMerge MDS study after FDA approval of RYTELO in 2024, as well as manufacturing and quality costs that were capitalized in the current period now that RYTELO is approved, versus being expensed in the prior period. A discussion of the risks and uncertainties associated with the development of imetelstat can be found in the sub‑sections titled “Risks Related to the Further Development of Imetelstat”, “Risks Related to the Commercialization of RYTELO® (Imetelstat)” and “Risks Related to Regulatory Approval of RYTELO” in Part II, Item 1A titled “Risk Factors” and elsewhere in this Report. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of ongoing and potential future imetelstat research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, if at all.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $39.0 million and $117.6 million for the three and nine months ended September 30, 2025, respectively, compared to $35.9 million and $102.4 million for the same periods in 2024. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to an increase in sales and marketing full-time employees and additional investment in marketing programs. We expect our selling, general and administrative expenses to increase over the remainder of the year, primarily due to continued investment in our RYTELO commercialization strategy.
Interest Income
Interest income was $4.3 million and $14.1 million for the three and nine months ended September 30, 2025, respectively, compared to $4.9 million and $14.4 million for the same periods in 2024. The decrease in interest income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily reflects a decrease in interest rates between the periods. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $8.6 million and $25.4 million for the three and nine months ended September 30, 2025, respectively, compared to $3.0 million and $9.8 million for the same periods in 2024. The increase in interest expense for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily reflects interest expense related to the Royalty Pharma Agreement and the Pharmakon Loan Agreement which were entered into in November 2024.
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
Other Income and (Expense), Net
Other income and (expense), net was an expense of $161,000 and $305,000 for the three and nine months ended September 30, 2025, respectively, compared to an expense of $63,000 and $188,000 for the three and nine months ended September 30, 2024. Other income and (expense), net, primarily reflects bank charges related to our cash operating accounts, marketable securities portfolio and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had cash, restricted cash, cash equivalents, and marketable securities of $421.5 million, compared to $502.9 million at December 31, 2024. The decrease in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2025 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds from accounts receivable.
On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant, or 2024 pre-funded warrant, to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrant. As of September 30, 2025, 5,380,000 pre-funded warrants issued in connection with our 2024 underwritten public offering have been net exercised, which resulted in the issuance of 5,378,199 shares of our common stock. See Note 8 on Stockholders’ Equity in Notes to Condensed Consolidated Financial Statements of this Report for additional information about the underwritten offering completed in March 2024.
From January 1, 2025 through September 30, 2025, there were no exercises of purchase warrants that we issued in connection with an underwritten public offering of our securities in 2020. As of September 30, 2025, we had purchase warrants with an exercise price of $1.30 per share exercisable for 1,402,520 shares of our common stock remaining, which if exercised in full for cash, would provide $1.8 million in cash proceeds.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2025, we had approximately $421.5 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from U.S. sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
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

Cash Flows from Operating Activities
Net cash used in operations for the nine months ended September 30, 2025 and 2024 was $89.0 million and $174.7 million, respectively. The decrease in net cash used in operations for the nine months ended September 30, 2025, compared to the same period in 2024, primarily reflects a decrease in net loss, adjusted for non-cash items including stock-based compensation expense for employees and directors.
Cash Flows from Investing Activities
Net cash provided by investing activities was $86.1 million for the nine months ended September 30, 2025 and net cash used by investing activities was $2.5 million for the nine months ended September 30, 2024. The increase in net cash provided by investing activities for the nine months ended September 30, 2025, compared to the same period in 2024, primarily reflects decreased purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $1.9 million and $168.2 million, respectively. Financing activities in 2024 primarily reflect an underwriting offering of 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares of common stock, resulting in net cash proceeds of $141.0 million completed in March 2024.
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
We have engaged third‑party contract manufacturers and have established our own manufacturing supply chain to manufacture and supply quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have commercial purchase commitments for approximately $97.6 million in the aggregate as of September 30, 2025. These purchase commitments can vary based on the commercial demand of RYTELO and are binding based on future manufacturing needs.
As of September 30, 2025, we had a long-term principal debt balance of $119.3 million, consisting of $125.0 million aggregate principal amount of the Tranche A Loan under the Pharmakon Loan Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to the filing of this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management has identified a material weakness in our internal control over financial reporting. Specifically, management identified deficiencies in the design and operation of certain Information Technology General Controls, or ITGCs, related to user access and program change management for our Enterprise Resource Planning and payment processing systems. Consequently, IT application controls and IT dependent manual business process controls that rely upon information from these systems, were also deemed ineffective. The material weakness was determined to have existed as of and remains unremediated as of September 30, 2025. While the material weakness did not result in a misstatement of our previously filed annual or interim consolidated financial statements, this material weakness, until remediated, could result in a material misstatement to one or more accounts or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.
Management's Plan to Remediate the Material Weakness
We are currently in the process of implementing measures and taking steps designed to address the underlying causes of the material weakness, which we have determined were influenced by changes in our personnel and IT processes and the rapid growth of our company in 2025. Our remediation efforts will include enhancing the design of our ITGC-related controls, as well as providing training to relevant personnel on the design and operation of our ITGCs. We expect to complete implementation of the remediation measures by the end of the fourth quarter of 2025.
While we are performing certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until enhanced internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.
We will continue to monitor the effectiveness of our remediation measures in connection with future assessments of the effectiveness of our internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. For example, RYTELO sales trends have been and may continue to be variable. Net product revenue was approximately$47.2 million in the third quarter of 2025, $49.0 million in the second quarter of 2025, and $39.4 million in the first quarter of 2025. Our priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO’s approved indication in the U.S. Our strategy to drive sales growth in the U.S. is currently focused on three key areas: investing additional resources to increase brand awareness; refining our marketing and medical efforts to enhance prescribing clarity and confidence with the approved use of RYTELO; and implementing programs to expand key opinion leader support and advocacy. In the second quarter of 2025, we increased the size of our sales force by 20% and doubled the size of our medical affairs team. However, our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenues in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. Further, given our limited historical experience commercializing drug products, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, or they are not executed as planned, we may not be able to generate meaningful revenues from the commercialization of RYTELO in lower-risk MDS, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
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
Further, given our limited experience in marketing and selling RYTELO, we continue to evaluate and adapt our strategy in response to experience in the marketplace and have expanded the size of our field sales force and medical science liaisons to support our U.S. commercialization efforts. However, there can be no assurance that our recent increase to the size of our field sales force and medical science liaisons will result in meaningful improvement in our sales performance. Additionally, we may determine that we need further changes in the future that require additional hiring to further expand our field sales force and medical science liaisons to adequately support the commercialization of RYTELO in the U.S., which could further increase our costs. With respect to the EU or any other regions outside the U.S. where we might seek marketing authorization in the future for RYTELO, we plan to enter into arrangements with other third parties to utilize their local marketing and distribution capabilities, but we may be unable to enter into such arrangements on favorable terms, if at all. If potential future partners do not commit sufficient resources to commercialize RYTELO, we may be unable to generate sufficient product revenue to sustain our business. In any event, if we are unable to establish and maintain adequate sales and marketing capabilities for RYTELO, whether on our own or through contractual arrangements, collaborations or other arrangements, our results of operations may be negatively impacted. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.
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
In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including the Medicare Drug Price Negotiation Program, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation Program provisions of the law are currently subject to legal challenges. Further, on July 16, 2025, the Centers for Medicare & Medicaid Services issued the CY 2026 Medicare Physician Fee Schedule proposed rule, which if finalized, would, among other things, restrict whether certain fees should be considered bona fide service fees, increase bona fide service fee documentation requirements, define “bundled arrangement,” require “unbundling” of both contingent and non-contingent discounts and include sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes, if finalized, could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.
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
Although we have received a permanent and product-specific J-Code (J0870) for RYTELO which became effective on January 1, 2025, coverage may significantly change or may be more limited than the purposes for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO, and reimbursement policies in the U.S., the EU, and other jurisdictions may evolve which may adversely impact our ability to successfully commercialize RYTELO. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.
To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
RYTELO may not achieve market acceptance for lower-risk MDS or any other indication that might be approved in the future, or achieve the potential U.S. or international revenue we believe may be possible for lower-risk MDS, since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize RYTELO at the rate we expect or may not use RYTELO across the breadth of eligible patient segments. For example, new patient starts in the U.S. in 2025 have been primarily in the third-line setting. While our current priority is to drive new patient starts across the breadth of eligible patient segments in RYTELO's approved indication, we may be unable to do so in a timely manner or at all, which would limit RYTELO's growth potential and which could delay or preclude our ability to generate meaningful revenue from product sales and to achieve profitability. Furthermore, RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:
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
•the timing of market introduction of RYTELO for new indications;
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
Our regulatory approval for RYTELO in lower-risk MDS in the U.S. is subject to non-clinical, clinical and manufacturing post-marketing requirements and commitments, including the requirement of continuing to assess long-term safety of RYTELO (imetelstat) in the Phase 3 IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In the EU, our regulatory approval for RYTELO in certain patients with TD anemia due to lower-risk MDS is subject to our commitment to submit the results from certain ongoing non-clinical and clinical studies required by the FDA, including the assessment of the long-term safety of RYTELO in the Phase 3 IMerge trial, as well as results from an ongoing substudy within the Phase 3 IMerge trial and the completion of certain quality-related activities and study. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, compliance with good pharmacovigilance practices, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the regulations, policies or guidance of the FDA, EC or any other regulatory authority may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the U.S. or abroad.
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
The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the U.S. imposed higher “reciprocal” tariffs on numerous other territories, including EU Member States and South Korea, with the potential for future increases or revisions. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the U.S. pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Although a significant portion of our supply chain for imetelstat is currently based in the U.S., the active pharmaceutical ingredient, or API, for imetelstat is manufactured in South Korea and our 47mg vial of RYTELO drug product is currently manufactured in Italy. In addition, in the future we may choose to utilize other contract manufacturers for different presentations of imetelstat and source materials for our supply chain from other international jurisdictions. Accordingly, such global or industry-specific tariffs, or the renegotiation of current international trade agreements, or other trade restrictions could result in additional costs on our business, including generally increasing our manufacturing costs, and may decrease our gross margins and increase our supply chain complexity. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers impacting RYTELO, which could impose additional costs and complexity on our business, including with respect to our planned commercialization of RYTELO in select EU markets in 2026 or restrict our ability to sell RYTELO in the EU or in other international markets where we may obtain approval of RYTELO.
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
•restrictions on, or prohibitions against, importing or exporting RYTELO;
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
In addition, because remaining patients in ongoing clinical trials continue to receive imetelstat, additional or more severe toxicities or safety issues may be observed, and the benefit-risk profile of imetelstat will continue to be assessed, including the risk of hepatotoxicity, severe cytopenias, fatal bleeding with or without any associated thrombocytopenia, patient injury or death. New data relating to imetelstat, including from adverse event reports and our post-marketing requirements in the U.S., and from ongoing clinical trials of imetelstat, may result in changes to the product label and may adversely affect sales, or result in withdrawal of imetelstat from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing our marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.
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
Top-line results and data may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Moreover, as remaining patients in IMerge Phase 3 continue to be treated and followed under the extension phase of the trial and longer-term outcomes are assessed, these additional and more mature data may alter the benefit-risk profile of imetelstat in an adverse manner, including with respect to OS. Material adverse differences in future results, compared to preliminary, interim or top-line data, could severely and adversely affect our financial results, business and business prospects, including the commercialization of RYTELO, and might cause us to cease operations.

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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of September 30, 2025, our accumulated deficit was approximately $1.8 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we have recently begun to commercialize RYTELO, our revenue and profit potential is unproven and our limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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
Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2025, we had approximately $421.5 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
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
In the event we need to raise additional capital to fund our business, including pursuant to the 2023 Sales Agreement with B. Riley Securities, Inc., the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and are expected to have further global economic consequences. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
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
The Royalty Pharma Agreement contains covenants that impose on us certain obligations with respect to royalty payments, diligence, reporting, indemnification and includes restrictions on intellectual property transfers and out-licenses, and certain other actions. For example, we are obligated to make royalty payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the Royalty Pharma Agreement, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031. However, in the event we are unable to repay our obligation to Royalty Pharma before June 30, 2031, we will be required to make royalty payments equal to or exceeding 2.0 times the Purchase Price thereafter, which may negatively impact our business, financial condition and results of operations. The Royalty Pharma Agreement also limits our ability to create or incur liens or dispose of certain assets related to imetelstat. We have no rights to repurchase the revenue interests in RYTELO sold to Royalty Pharma (other than in connection with a change of control event), thereby limiting our ability to eliminate future applicability of the covenants contained in the Royalty Pharma Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.
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
Additionally, there are regulations for the listing of patents in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Some of our patents have been listed in the Orange Book. Manufacturers of generic drugs may challenge the listing. If an appropriate patent covering RYTELO is not listed in the Orange Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of RYTELO. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
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
We rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by entering into confidentiality agreements with our employees, consultants, collaborators and contractors. However, we cannot provide assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.
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
Over the past few years, we have experienced significant changes in executive leadership, and more could occur. For example, on August 6, 2025, we announced the appointment of Harout Semerjian as our President and Chief Executive Officer and a member of our board of directors, effective August 7, 2025. In addition, in October 2025, we appointed a new EVP, Chief Commercial Officer and in November 2024, we appointed a new EVP of Research and Development. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our financial condition and our business and business prospects.
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
Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint.
In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-

cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the two aforementioned securities class action lawsuits, which these lawsuits are premised on. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action.

On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-cv-08575. The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the aforementioned derivative lawsuits. The plaintiffs seek damages and an award of reasonable costs, including attorneys’ and experts’ fees.
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
It is possible that additional lawsuits might be filed, or allegations might be received from stockholders, with respect to these same matters as alleged in the pending lawsuits or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in the defense of the pending lawsuits and any related or additional lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is also time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. Given the early stage of these lawsuits and the inherent uncertainly of litigation, we cannot predict how long it may take to resolve the pending lawsuits or the amount of costs we may incur, or the potential outcome or the possible amount of any damages we may be required to pay. A decision adverse to our interests in the pending lawsuits or in similar or related litigation, could result in the payment of substantial damages or settlements, or possibly fines, and, although we maintain liability insurance, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. If any judgment or settlement against us and costs or expenses associated with the pending litigation exceed our insurance coverage or insurance coverage is denied, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.
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
We are subject to export control and import laws and regulations, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the U.S., to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
Our information technology systems, including in our remote work environment, and those of the third parties with whom we work, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, “hacktivists,” organized criminal threats actors, or internal bad actors, personnel (such as through theft, error or misuse), sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, targeted phishing campaigns, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of sensitive data and income, reputational harm, and diversion of funds.
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
In addition, we may be unable to transfer personal data from the EEA, the UK and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. The EEA and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups, and some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future, subject to such obligations. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, white papers, and other statements, such as statements relating to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Historically, our stock price has been extremely volatile. Between October 1, 2015 and September 30, 2025, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between October 1, 2024 and September 30, 2025, the price has ranged between a high of $4.55 per share and a low of $1.09 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $1.09 per share through November 4, 2025. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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
There is increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For example, we currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.
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
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our Annual Reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must provide an opinion annually on the effectiveness of our internal control over financial reporting. As described further below, we identified a material weakness in our internal control over financial reporting that existed as of September 30, 2025. Any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops, including in connection with our commercialization of RYTELO. Although we are committed to continue to improve our internal control processes and we will continue to review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In this regard, despite our efforts, the material weakness in our internal control over financial reporting that existed as of and remained unremediated as of September 30, 2025 has resulted in our management being unable to conclude, and any additional material weaknesses in our internal control over financial reporting may in the future result in our management being unable to conclude, that our internal control over financial reporting was effective for the applicable period.
Therefore, we cannot assure you that material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely. If material weaknesses or other significant deficiencies continue to occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control related to the design and operation of certain Information Technology General Controls, or ITGCs, related to user access and program change management for our Enterprise Resource Planning and payment processing systems. Consequently, IT application controls and IT dependent manual business process controls that rely upon information from these systems, were also deemed ineffective. Although the material weakness identified did not result in any material misstatements in our condensed consolidated financial statements for the periods presented in this Report and there were otherwise no changes to our previously issued financial statements, our management concluded that these control deficiencies existed as of September 30, 2025 and constitute a material weakness. Accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2025.
Our management, under the oversight of the audit committee of our board of directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness, which we have determined was influenced by changes in personnel and IT processes and the rapid growth of our company in 2025. In particular, we are taking steps designed to remediate this material weakness by enhancing the design of our ITGC-related controls, as well as providing training to relevant personnel on the design and operation of our ITGCs. The above controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. Additionally, a material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.
We are designing and implementing new controls and measures to remediate this material weakness as noted above. However, we cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our previously issued financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign sales and earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Inflation Reduction Act of 2022 included provisions that impacted the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that is imposed on the corporation repurchasing such stock. In addition, the U.S.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.      OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.       EXHIBITS

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1*	Employment Agreement by and between the Company and Harout Semerjian, effective August 7, 2025.	10.1	8-K	August 6, 2025	000-20859
10.2*	Geron Corporation Amended and Restated Severance Plan, as amended.	10.2	8-K	August 6, 2025	000-20859
10.3*	Geron Corporation 2018 Inducement Award Plan, as amended.	10.3	8-K	August 6, 2025	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 7, 2025.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002, dated November 7, 2025.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 7, 2025.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated November 7, 2025.**
101
The following materials from the Registrant’s September 30, 2025 Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: November 7, 2025	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Finance, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)