Form 10-K
period 2025-12-31
GERON CORP
filed 2026-03-02
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______ to  ______.
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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant was approximately
$860,500,000 based upon the closing price of the registrant’s common stock on June 30, 2025 on the Nasdaq Global Select Market. The
calculation of the aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 640,544,661 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10‑K Parts
Portions of the Registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to
Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2025.
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

Forward‑Looking Statements
This Report, including “Business” in Part I, Item 1 of this Report and “Management’s Discussion and
Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report, contains forward‑looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Geron Corporation, or Geron or the Company, to differ materially from those expressed or implied by such forward‑looking statements. All statements other than statements of historical fact are statements that could be deemed forward‑looking statements. In some cases, forward‑looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “could,” “projects,” “believes,” “predicts,”
“anticipates,” “estimates,” “potential,” “seek,” or “continue” or the negative thereof or other comparable terminology. The risks and uncertainties referred to above include, without limitation, risks and uncertainties related to: (a) whether we are successful in commercializing RYTELO (imetelstat) for the treatment of certain patients with lower-risk myelodysplastic syndromes, or lower-risk MDS, with transfusion dependent anemia; (b) whether the U.S. Food and Drug Administration, or
FDA, or European Commission, or EC,  will approve RYTELO for other indications on the timelines that may be expected, or at all; (c) our pursuit of paths to make RYTELO available to eligible patients with lower-risk MDS outside of the U.S., including in the European Union, or EU; (d) whether we overcome potential delays and other adverse impacts caused by enrollment, clinical, safety, efficacy, technical, scientific, intellectual property, manufacturing and regulatory challenges in order to have the financial resources for and meet expected timelines and planned milestones; (e) whether regulatory authorities permit the further development of imetelstat on a timely basis, or at all, without any clinical holds; (f) whether
RYTELO may cause, or have attributed to it, adverse events that could delay or prevent the commencement and/or completion of clinical trials, impact its regulatory approval, or limit its commercial potential; (g) whether the IMpactMF
Phase 3 trial for relapsed/refractory myelofibrosis, or R/R MF, has a positive outcome and demonstrates safety and effectiveness to the satisfaction of the FDA and international regulatory authorities, and whether our projected rates for death events differ from actual rates, which may cause the planned interim and final analyses to occur later than anticipated; (h) whether any future safety or efficacy results of RYTELO treatment cause its benefit-risk profile to become unacceptable; (i) whether imetelstat actually demonstrates disease-modifying activity in patients and the ability to target the malignant stem and progenitor cells of the underlying disease; (j) whether we meet our post-marketing requirements and commitments for RYTELO; (k) whether there are failures or delays in manufacturing or supplying sufficient quantities of
RYTELO or other clinical trial materials that impact commercialization of RYTELO or the continuation of the IMpactMF trial and other clinical trials; (l) whether we are able to establish and maintain effective sales, marketing and distribution capabilities, obtain adequate coverage and third-party payor reimbursement, and achieve adequate acceptance in the marketplace; (m) whether we are able to obtain and maintain the exclusivity terms and scopes provided by patent and patent term extensions, regulatory exclusivity, and have freedom to operate; (n) that we may be unable to successfully commercialize RYTELO due to competitive products, or otherwise; (o) that we may not be able to establish partnerships to commercialize RYTELO  in the international markets where RYTELO may be approved for marketing; (p) whether we stay in compliance with and satisfy our obligations under our debt and synthetic royalty agreements; and (q) the impact of general economic, industry or political climate in the U.S. or internationally and the effects of macroeconomic conditions on our business and business prospects, financial condition and results of operations; as well as other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission reports including, but not limited to, the factors described in “Risk Factors,” in Part I, Item 1A of this Report. Geron assumes no obligation for and except as required by law, disclaims any obligation to update these forward‑looking statements to reflect future information, events or circumstances.
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
•Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO, we have limited experience in sustaining and scaling these operations and our commercialization efforts may be unsuccessful or less successful than anticipated.
•If we are unable to continue to execute on our sales, marketing and distribution plans to commercialize RYTELO, we may be unable to generate meaningful product revenue.
•We face competition from existing products, product candidates and technologies, and competitors may develop new products and technologies. If these products, product candidates or technologies are deemed by the healthcare community to be superior to or more cost-effective than RYTELO, it would significantly impact the development and commercial viability of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
•We will be subject to pricing and reimbursement regulations in the European Union, or EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.
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
Risks Related to Compliance with Healthcare Laws
•Our relationships with healthcare providers, including physicians and third-party payors, the methods by which we promote RYTELO, and the content of our promotional materials and programs, are subject to applicable promotional, anti-kickback, fraud and abuse, and other healthcare laws and regulations, and our failure to comply with these laws could expose us to criminal sanctions, civil penalties, exclusion from federal health care programs, contractual damages, reputational harm and may adversely affect our business and financial results.
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

•Results and data we disclosed from prior non-clinical studies and clinical trials, as well as any data disclosed as a result of an interim analysis, may not predict success in later clinical trials or the final analysis, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.
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
Risks Related to Our Indebtedness and Royalty Payment Obligations
•Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations, including by limiting our operating and financial flexibility.
Risks Related to Protecting Our Intellectual Property
•If we are unable to obtain and maintain sufficient intellectual property protection and relevant regulatory exclusivities for RYTELO, both in the U.S. and in other countries, our competitors could develop and commercialize products similar or identical to RYTELO, and our ability to successfully commercialize RYTELO may be adversely affected.
Risks Related to Managing Our Growth and Other Business Operations
•Our strategic restructuring plan and the associated workforce reduction implemented in
December 2025 may not result in anticipated savings and long-term value creation, could result in total costs and operating expenses that are greater than expected and could disrupt our business.
•We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, are costly to defend, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.
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
ITEM 1.BUSINESS
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
We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and
Drug Administration, or FDA, on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-
stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the results of our Phase 3 clinical trial, IMerge, in LR-MDS, favorable FDA label and National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN
Guidelines®, position RYTELO as a potential treatment that can compete for significant market segments in lower-risk
MDS, including second-line ESA ineligible patients regardless of prior treatment or RS status and first-line ESA ineligible patients.
In March 2025, we received European Commission (EC) approval of RYTELO for the treatment of adults with TD anemia due to lower-risk MDS without an isolated deletion 5q cytogenetic (non-del 5q) abnormality and who had an unsatisfactory response to or are ineligible for ESAs. RYTELO is the first and only telomerase inhibitor approved by the
EC, and the marketing authorization applies to all 27 European Union member states, and Iceland, Norway and
Liechtenstein. We are pursuing paths to make RYTELO available to eligible LR-MDS patients outside of the U.S., including in the EU. To enable paid access to patients outside the United States through approved Named Patient Programs
(NPPs), we have partnered with Tanner Pharma, a distributor with broad global reach to support patient access. To date, our revenues pursuant to NPPs have been minimal.
In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. As of September
2025, the trial completed enrollment. Based on our current assumptions for event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.
Our Strategy
Our strategy is to maximize the value of our first-in-class telomerase inhibitor, RYTELO (imetelstat). This includes maximizing the commercial opportunity for RYTELO in lower-risk MDS by investing in and executing on our
U.S. commercial efforts. We expect to deliver steady growth by executing across several key imperatives, including driving new patient starts across all eligible lower-risk MDS population segments, particularly in second-line lower-risk MDS;
reinforcing with health care providers, or HCPs, the value of duration of treatment we have observed with RYTELO;
educating HCPs on appropriate management of patient safety with RYTELO; and leveraging strong payor access for
RYTELO. We are also pursing paths to bring RYTELO to eligible LR-MDS patients outside the United States including the EU.

We also plan to progress our development programs that could help identify potential additional indications for imetelstat. This includes the Phase 3 IMpactMF trial, which, if positive and approved in label expansion, could significantly increase the RYTELO commercial opportunity. Additionally, we plan to execute on our pipeline programs and assess the data to understand the potential to develop imetelstat in additional hematologic malignancies and as a potential combination therapy.
U.S. Commercialization of RYTELO
RYTELO is the first and only FDA approved telomerase inhibitor. The FDA label indicates that RYTELO is approved for certain ESA ineligible or ESA relapsed/refractory lower-risk MDS patients, regardless of RS status.  The
MDS NCCN Guidelines® include imetelstat as a Category 1 preferred option treatment in second-line RS+/RS- ESA-
eligible patients regardless of prior treatment options and as a Category 2A treatment for first-line ESA-ineligible RS+/RS-
patients.  In October 2025, the MDS NCCN Guidelines® were updated to change from azacitadine to imetelstat as the preferred option in first-line RS- ESA-ineligible patients.
Our commercial strategy is designed to ensure that RYTELO reaches eligible patients when they are most likely to benefit.
Our commercial execution is focused on three core initiatives.
•First, targeted engagement with high-volume accounts that treat earlier-line patients.
•Second, we are investing in what we believe to be the most effective marketing channels.
This includes a strong emphasis on digital, non-personal promotion, and third-party educational platforms designed to ensure consistent, high-quality messaging across multiple touchpoints.
•Third, we are executing cross-functionally through effective account management initiatives.
Our cross-functional customer-facing teams include over 60 key account managers, regional business directors, regional marketers, regional access directors , and regional medical scientific directors. We offer a wide range of resources to support access and affordability for eligible RYTELO patients, including our REACH4RYTELO® patient support program, which provides a range of resources which are designed to support access and affordability to eligible patients prescribed RYTELO.
Commercialization Plans for RYTELO Outside of the U.S.
In March 2025, we received European Commission approval, of RYTELO for the treatment of adults with
TD anemia due to lower-risk MDS. We are pursuing paths to make RYTELO available to eligible LR-MDS patients outside of the U.S., including in the EU. We are preparing for the planned commercialization of RYTELO in select EU markets in 2026. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future). Accordingly, we plan to work with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of RYTELO in the EU, such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution.To enable paid access to patients outside the United States through approved
Named Patient Programs (NPPs), we partnered with Tanner Pharma, a distributor with broad global reach to support patient access.  To date, revenues pursuant to NPPs have been minimal.
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
We believe that imetelstat may have the potential to suppress the proliferation of malignant stem and progenitor cells while transiently affecting normal cells. Early clinical data from a Phase 2 trial of imetelstat in patients with ET, or the ET Trial, and a pilot study of imetelstat in patients with MF conducted at Mayo Clinic, or the Pilot Study, suggested that imetelstat inhibits the progenitor cells of the malignant clones believed to be responsible for the underlying diseases in a relatively select manner, indicating potential disease-modifying activity. These data were published in two separate articles in a September 2015 issue of The New England Journal of Medicine. In the Phase 2 IMbark study, an association of survival improvement and reduction in variant allele frequency, or VAF, was observed for high-risk imetelstat-treated MF patients, results which were published in Journal of Clinical Oncology in 2021. Additionally, in the
Phase 2/3 IMerge study, SF3B1 VAF reduction was associated with longest transfusion independence, or TI, and with 8-
week, 24-week and 1-year TI duration in imetelstat-treated lower-risk MDS patients. These results were published in The
Lancet and at the European Hematology Association, or EHA, annual meeting in 2023.

Pipeline Chart

Opportunities to Expand RYTELO® Addressable Market*

Exploring the broad potential of telomerase inhibition across myeloid malignancies

Therapeutic Areas	Discovery	Preclinical	Phase 1	Phase 2	Phase 3	Approved	Recent/Anticipated Milestones
LR-MDS Single Agent					IMerge	RYTELO® (imetelstat) for Injection Approved in the U.S. & EU	Treatment-emergent Cytopenias and Clinical Response data presented at ASH 2025
R/R MF Single Agent	●				IMpactMF		IA expected 2H 2026[1] FA expected 2H 2028[1]
Frontline MF Combination Therapy	●		IMproveMF				Part 1 dose escalation complete Part 2 enrolling
R/R AML & HR-MDS Single Agent	▲			IMpress			Interim results presented at ASH 2025
R/R AML Combination Therapy	▲		IMAGINE* *Formerly TELOMERE				Enrolling
Next Generation TI Program	●						

● Ongoing; Company Sponsored ▲ Ongoing; Investigator Led

HR-MDS: higher-risk myelodysplastic syndromes; LR-MDS: lower-risk MDS; MF: myelofibrosis; R/R AML: relapsed/refractory acute myeloid leukemia; R/R MF: relapsed/refractory MF; TI: telomerase inhibitor; IA: interim analysis; FA: final analysis

* RYTELO® (imetelstat) is approved in the U.S. and the EU for the treatment of certain adult patients with lower-risk myelodysplastic syndromes (LR-MDS) with transfusion-dependent anemia. See U.S. Prescribing Information and Medication Guide: https://pi.geron.com/products/US/pi/rytelo_pi.pdf; see Summary of Product Characteristics for RYTELO in the EU: https://pi.geron.com/products/rytelo/eu/rytelo_smpc_eu.pdf

[1] These projections are based on expectations about event rates (death), which can change over time and may differ from our current expectations.

geron®

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
MDS is the most common of the myeloid malignancies. There are approximately 64,000 people in the U.S.
living with the disease and approximately 21,000 reported new cases of MDS in the U.S. every year, according to
Clarivate/DRG MDS Syndicated Report 2025. MDS is primarily a disease of the elderly, with median age at diagnosis around 70 years. The majority of patients, approximately 70%, fall into what are considered to be the lower-risk groups at diagnosis, according to the International Prognostic Scoring System, or IPSS, which assigns relative risk of progression to
AML and overall survival by taking into account the presence of a number of disease factors, such as cytopenias and cytogenetics.
Chronic anemia is the predominant clinical problem in patients who have lower-risk MDS. The current standard of care for the treatment of lower-risk MDS is the use of ESAs as supportive care, and more recently luspatercept to improve upon disease-associated chronic anemia. The majority of patients who no longer respond to ESAs or other available drug therapies become dependent on red blood cell transfusions due to low hemoglobin. Serial red blood cell transfusions can lead to elevated levels of iron in the blood and other tissues, which the body has no normal way to eliminate. Iron overload is a potentially dangerous condition. Published studies in patients with MDS have shown that iron overload resulting from regular red blood cell transfusions is associated with a poorer overall survival and a higher risk of developing AML.
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
Drug therapies currently approved by the FDA and other regulatory authorities for treating these MF patients include JAK inhibitors, ruxolitinib, fedratinib and momelotinib, as well as pacritinib, a kinase inhibitor. Currently, no drug therapy is approved for those patients who fail or no longer respond to JAK inhibitor treatment.  A variety of best available therapies are used in absence of an approved treatment for this patient population, and median survival is limited, representing a significant unmet medical need.
Ongoing Phase 3 IMpactMF Trial in Relapsed/Refractory MF
Trial Design
IMpactMF, our Phase 3 clinical trial in relapsed/refractory MF, is an open label, 2:1 randomized, controlled clinical trial designed to evaluate imetelstat (9.4 mg/kg administered by intravenous infusion over two hours every three weeks) in approximately 320 patients. Patients relapsed after or refractory to a JAK inhibitor are defined as having an inadequate spleen response or symptom response after treatment with a JAK inhibitor for at least six months, including an optimal dose of a JAK inhibitor for at least two months. The best available therapy, or BAT, control arm of IMpactMF excludes the use of JAK inhibitors. With respect to the trial design for IMpactMF, the FDA urged us to consider adding a third dosing arm to assess a lower dose and/or a more frequent dosing schedule that might improve the planned trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, which evaluated a low and high doses, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. We believe existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity. For these reasons, we therefore determined not to add a third dosing arm to the trial design, and the FDA did not object to our proposed imetelstat dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.
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
Current Status of IMpactMF
IMpactMF opened for patient screening and enrollment in December 2020. In September 2025, the trial completed enrollment. Based on our current assumptions for event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
Because these analyses are event-driven and it is uncertain whether actual rates for events will reflect current planning assumptions, the results may be available at different times than currently expected. At the interim analysis, if the pre-
specified statistical OS criterion is met, then we expect such data may potentially support the registration of imetelstat in relapsed/refractory MF. Subject to protocol-specified stopping rules for futility, if the pre-specified OS criterion is not met at the interim analysis, the trial will continue to the final analysis.
The timing and achievement of either or both of the planned analyses depend on numerous factors, including blinded death rates, which have in the past been, and may continue to be, lower than our projections. In addition, our ability to conduct and complete IMpactMF depends on whether we can obtain and maintain the relevant clearances from regulatory authorities and other institutions to continue to conduct and complete the trial.
Improvement in Overall Survival and Potential Disease-Modifying Activity Observed in IMbark Phase 2
The IMbark Phase 2 clinical trial was designed to evaluate two dosing regimens of imetelstat (either 4.7 mg/kg or 9.4 mg/kg administered by intravenous infusion every three weeks) in patients with relapsed/refractory MF.
We previously reported efficacy and safety results from the IMbark Phase 2 clinical trial, including median
OS of 28.1 months for patients on the high dose arm of the study, which is almost twice the reported median OS of 14–16 months in medical literature. To evaluate this potential benefit, we conducted a post-hoc analysis of OS for patients treated with imetelstat 9.4 mg/kg in IMbark compared to OS calculated from real world data, or RWD, collected at the Moffitt
Cancer Center for patients who had discontinued treatment with ruxolitinib, a JAK inhibitor, and who were subsequently treated with BAT. To make a comparison between the IMbark data and RWD, a cohort from the real-world dataset was identified that closely matched the IMbark patients, using guidelines for inclusion and exclusion criteria as defined in the
IMbark clinical protocol, such as platelet count and spleen size. Calculations from two propensity score analysis approaches resulted in a median OS of 30.7 months for the imetelstat-treated patients from IMbark, which is more than double the median OS of 12.0 months using RWD for patients treated with BAT. These analyses also showed a 65% – 67%
lower risk of death for the imetelstat-treated patients vs. BAT-treated patients. We believe these analyses suggest potentially longer OS for imetelstat-treated relapsed/refractory MF patients in IMbark, compared to BAT in closely-
matched patients from RWD. However, comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. For these and other reasons, such comparative analyses and any conclusions from such analyses should be considered carefully and with caution, and should not be relied upon as demonstrative or otherwise predictive or indicative of any current or potential future clinical trial results of imetelstat in relapsed/refractory MF, including IMpactMF.
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
FDA Fast Track Designation
Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-
threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that imetelstat will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data emerging from the imetelstat clinical development program.
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
Imetelstat is also being studied in an investigator-led IMpress Phase 2 clinical trial in Intermediate-2 or
High-Risk myelodysplastic syndromes, or higher-risk MDS, and acute myeloid leukemia, or AML, patients that are relapsed or refractory to hypomethylating agent, or HMA, treatment. Based on observations from an interim analysis from the first cohort, presented at ASH in December 2024, the protocol was amended to a more frequent dosing schedule for a second cohort of patients being enrolled and treated with this modified schedule as of August 2024. These data were presented at ASH in December 2025.
IMAGINE: Investigator-Led Phase 1/2 Clinical Trial in Relapsed/RefractoryAML
We are enrolling a Phase 1/2 investigator-led study, called IMAGINE, in relapsed/refractory AML, using a combination approach of imetelstat and azacitidine with or without venetoclax.
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
There are also opportunities to obtain an extension of patent coverage for a product in certain jurisdictions, which adds further complexity to the determination of patent life.
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
RYTELO (imetelstat)
Summary
RYTELO was developed internally by us, and we hold global commercial rights to it. We own issued patents related to RYTELO in the U.S., Europe and other jurisdictions. Although composition of matter patents generally provide the most comprehensive coverage of a therapeutic product such as RYTELO, subsequent patent filings directed to other aspects of RYTELO may also provide additional patent coverage with later expiration dates. In addition, it may be possible to obtain patent term extensions of some patents in some jurisdictions for claims covering RYTELO or relating to
RYTELO, such as methods of treatment with RYTELO, which could further extend the patent term.
We have issued patents in the U.S., Europe and other jurisdictions that provide patent coverage into 2033
(not including any patent term extension) pertaining to the treatment of MDS and MF with RYTELO.
In the U.S., our method of treatment patent rights for MDS and MF expire in March 2033 (not including any patent term extension). We also hold an issued patent in the U.S. covering the composition of matter of RYTELO
(imetelstat) that that was set to expire in December 2025 according to its original patent term, including patent term adjustment for delays at the USPTO. Now that we have received approval for RYTELO in the U.S., we have applied for patent term extensions under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (as
amended), or the Hatch-Waxman Act, which, if granted, could extend the patent term of either our method of treatment patent for MDS and MF or our composition of matter patent by up to five years (but not beyond 14 years from the date of approval). Our composition of matter patent was granted interim patent term extension under the Hatch-Waxman Act, which extends its expiration date to December 2026, while a decision is being rendered on the patient term extension application.
In Europe and other countries, our patent rights for use in MDS and MF expire in November 2033 (not including any patent term extension). Our composition of matter patent coverage expired in September 2024. We plan to seek patent term extension under a Supplementary Protection Certificate, or SPC, as permitted under European Council, or
EC, Regulation No 469/2009 of the European Parliament and of the Council of 6 May 2009 concerning the supplementary protection certificate of medicinal products (the Medicinal SPC Regulation), of one of our use patents, such as our patent for use in MDS, in the European Economic Area, or the EEA, which could extend the patent term by up to five years.

In the U.S., Europe, and other jurisdictions, we are also pursuing other patent rights relating to RYTELO
(imetelstat), such as methods of treatment of MDS in specific patient subpopulations, reagents useful in the manufacturing processes for the drug, and other methods of treatment and kit claims, certain of which are co‑owned with other entities.
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
In the U.S., patent term extension is available for a product that contains an active ingredient that has not previously been approved.  The extension, which compensates for patent term lost during product development and FDA regulatory review process, is generally equal to the sum of one-half the time between the effective date of an IND application and the submission date of an NDA, and all of the time between the submission date of an NDA and the approval of that application. Moreover, in some jurisdictions, including the U.S., such patent term extensions, if any, are available for only one patent for a given product and the rights derived from such extension are limited to those claims which encompass the product composition and treatment indications as approved by the relevant healthcare regulatory authority on or after the regulatory review period on which the extension is based.  During the life of the patent term extension, however, its scope of protection may expand to include any additional indications subsequently approved for the product and claimed by the patent. Furthermore, some jurisdictions, including the U.S., allow the filing of patent term extension applications on multiple patents, but ultimately the patent owner must select one patent to which the extension is applied.
In the U.S., now that we have received approval for RYTELO in certain patients with lower-risk MDS, we may potentially extend the term of our composition of matter patent in the U.S. for a maximum of five years until
December 2030, subject to U.S. Patent and Trademark Office, or USPTO, approval. Alternatively, we may potentially extend the term of our method of treatment for MDS claims in the U.S. until August 2037, subject to USPTO approval. As we have previously disclosed, we expect to apply patent term extension, if granted, to our method of treatment patent, since doing so extends the expiration date of the method of treatment patent to a later date than the composition of matter patent.
However, if we do not receive a patent term extension for our U.S. method of treatment patent for MDS, it will expire in
March 2033. Once our composition of matter patent expires in the U.S., we must rely on our method of treatment patent and other patents and regulatory exclusivity for RYTELO in the U.S.
Similarly, in Europe, we are in the process of seeking to potentially extend the term of our patents in the
EEA for the use of RYTELO in MDS for a maximum of five years, from November 2033 until November 2038, subject to the approval of the national patent offices, in accordance with the Medicinal SPC Regulation. Since our European composition of matter patents expired in September 2024, we must rely on our use and other patents and, subject to receiving approval from the EC, regulatory exclusivity for RYTELO in the EEA.
If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO in the U.S. and
Europe, our financial results, business and business prospects, and future development of imetelstat could be materially and adversely affected, which might cause us to cease operations.
Orphan Drug Designation and Market Exclusivity
United States
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs.  For a drug to qualify for orphan drug designation by the FDA, both the drug and the disease or condition must meet certain criteria specified in the Orphan Drug Act, or ODA, and FDA’s implementing regulations.
Orphan drug designation is granted by the FDA’s Office of Orphan  Products Development in order to support development of medicines for rare diseases or conditions, which generally are those that affect fewer than 200,000 people in the U.S. or, if the disease or condition affects more than 200,000 individuals annually in the U.S., if there is no reasonable expectation that the cost of developing and making the drug available in the U.S. would be recovered from sales of such drug in the U.S. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with FDA. Orphan drug designation qualifies the sponsor of the drug for various development incentives under the ODA, including certain tax credits for qualified clinical testing and exemption from user fees.

A drug granted approval for an orphan designated indication generally receives seven years of market exclusivity, during which time the FDA generally may not approve any other application for the same drug for the same use, with certain limited exceptions, including when the later product is shown to be clinically superior to the product with exclusivity (and thus not the same). If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas ODE requires the sponsor to actually demonstrate clinical superiority.  Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care.  Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different use. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. A later product may also be approved during the exclusivity period if the orphan drug exclusivity holder consents to the approval of that product.
A marketing application for a prescription drug product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication for a disease or condition other than the rare disease or condition for which the drug was granted orphan drug designation. The granting of orphan drug designation does not alter the standard regulatory requirements and process for obtaining marketing approval, including the requirement that a drug’s effectiveness be established by substantial evidence, as demonstrated through adequate and well‑controlled studies (and, as appropriate, confirmatory evidence).
In June 2015 and December 2015, the FDA granted orphan drug designation to imetelstat for the treatment of MF and MDS, respectively, and following approval of RYTELO in June 2024, the FDA listed in its Approved Drug
Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and its database for orphan-
drug designations and approvals, that RYTELO has orphan drug exclusivity, which is expected to provide orphan drug exclusivity until June 2031 for its MDS indication, subject to our continuing compliance with the requirements to maintain such orphan drug exclusivity.
In addition to orphan drug exclusivity, under the Hatch-Waxman Act, if a product is a “new chemical entity” or NCE, which generally means that the active moiety has never before been previously approved by the FDA, there is a period of five years from approval of the first indication during which the FDA may not accept for filing any abbreviated new drug application, or ANDA, under section 505(j) of the Federal Food, Drug, and Cosmetic Act, or an
application under section 505(b)(2) of the statute for a drug with the same active moiety. An ANDA or 505(b)(2)
application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification, which may trigger litigation and a 30-month stay of approval, as further described in the section titled "The validity, scope and enforceability of any patents listed in the Orange Book that cover RYTELO or its methods of use can be challenged by third parties and may not protect us from generic or innovator competition" under “Risk Factors” in Part I,
Item 1A of this Report. Our request for NCE exclusivity for RYTELO is pending review by the FDA. If the FDA were to grant NCE exclusivity for RYTELO, NCE exclusivity would continue until June 2029.
The Hatch-Waxman Act also provides three years of marketing exclusivity for a product that is not an NCE but that incorporates a change(such as a new indication, dosage form or strength) from the approved product with the same moiety.  Such product may qualify for a three-year period of exclusivity if the NDA contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were  necessary for approval of the NDA. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2)
application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the Reference Listed Drug, or RLD. Additionally, the exclusivity applies only to the extent that any subsequent ANDA or Section 505(b)(2) product that shares the conditions of approval that required submission of the clinical data.
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
Europe
In the EEA, a medicinal product containing a new active substance generally receives eight years of data exclusivity, which prevents competitors from relying on the results of pre-clinical tests and of clinical trials when applying for a marketing authorization for a generic or biosimilar product, and an additional two years of market exclusivity, during which competitors can apply for a marketing authorization by referencing the  marketing authorization holder's data but are not allowed to place their product on the market until the end of this period, conferring a total of ten years of exclusivity for the medicinal product.  The ten years of exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. When RYTELO was granted marketing authorization by the EC for the treatment of certain patients with lower-risk MDS on March 7, 2025, it was confirmed to contain a new active substance and so
RYTELO is entitled to  ten years of data exclusivity in the EEA from the time of approval.
In addition to data exclusivity, orphan drug designation by the EC provides regulatory and financial incentives for companies to develop and market therapies that treat a life‑threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (or if it is unlikely that marketing of the medicinal product would generate sufficient returns to justify the investment needed for its development), and where no satisfactory treatment is available, or, if such method exists, the medicine must be of significant benefit to those affected by the condition in accordance with Regulation (EC) No 141/2000 (the EU Orphan Regulation). Orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers, as well as protocol assistance from the EMA during the product development phase, and direct access to the centralized authorization procedure. In addition, ten years of market exclusivity is granted following receipt of marketing authorization as an orphan medicinal product, meaning that a competing similar medicinal product for the same therapeutic indication in principle may not enter the market for a period of 10 years following marketing authorization, subject to specific conditions. To benefit from market exclusivity, a medicine must maintain its orphan designation at the time of marketing authorization. Each indication with an orphan designation confers ten years' market exclusivity for the particular indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable to not justify maintenance of market exclusivity.
In December 2015 and July 2020, the EC granted orphan drug designation to imetelstat for the treatment of
MF and MDS, respectively. On March 7, 2025, the EC granted marketing authorization for RYTELO (imetelstat sodium)
as an orphan medicinal product and considered that imetelstat is a new active substance. RYTELO is indicated as monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes (MDS) without an isolated deletion 5q cytogenetic (non-del 5q) abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. With the grant of the marketing authorization, RYTELO in principle is currently entitled to maintain orphan market exclusivity in the EEA  in the approved indication for ten years post-approval.
In addition, under the European Pediatric Regulation, if we fulfill our pediatric investigation plan agreed upon with the EMA, we would be eligible to receive an additional two years of market exclusivity under the European Pediatrics Regulation (Regulation (EC) No 1901/2006).
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

•starting materials, which are well‑defined raw materials that are used to make bulk drug substance;
•bulk drug substance, which is the active pharmaceutical ingredient in a drug product that provides pharmacological activity or other direct effect in the treatment of disease; and
•final drug product, which is the finished dosage form that contains the drug substance and is supplied for patient treatment.
Since September 2018, we have engaged third‑party contract manufacturers and have established a supply chain to manufacture and supply  imetelstat that meets applicable regulatory standards for current and potential commercial uses and current and potential future clinical trials.
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
Competition in Lower-Risk MDS
The current standard of care for the treatment of lower-risk MDS is the use of ESAs as supportive care, and more recently luspatercept to improve upon disease-associated chronic anemia. Historically, ESAs have been used as a mainstay of treatment; once no longer effective, serial blood transfusions are often administered, which can cause organ damage due to iron overload and result in poor outcomes and shorter survival. In recent years, considerable advancements have been made in the treatment of LR-MDS with the approval of new therapies, expanding indications, and ongoing clinical investigation of novel agents.
In lower-risk MDS, data from the IMerge Phase 3 clinical trial resulted in FDA approval of RYTELO in June
2024 and EC approval in March 2025 for the treatment of certain patients with lower-risk MDS. IMerge showed meaningful and durable transfusion independence, activity across MDS patient subtypes, and potential disease-modifying activity achievable with RYTELO treatment. We believe that these key features are differentiators compared to currently approved products as well as investigational drugs currently in clinical development.
In lower-risk MDS, RYTELO competes against a number of currently existing therapies, including ESAs (Epoetin alfa, Procrit; Darbepoetin alfa, Aranesp-Amgen) that are indicated for anemia; immunomodulators, such as Revlimid
(lenalidomide) by Celgene Corporation, or Celgene, a Bristol Myers Squibb, or BMS, company; hypomethylating agents, such as Vidaza (azacitidine) by BMS and Dacogen (decitabine) by Otsuka America Pharmaceutical, Inc. and other manufacturers in the U.S. and Janssen in the EU; Inqovi (oral combination of decitabine and cedazuridine) by Astex
Pharmaceuticals, Inc., or Astex, and Taiho Oncology; Tibsovo (ivosidenib), an IDH1 inhibitor, by Servier Pharmaceuticals,
LLC; and Reblozyl (luspatercept), a TGF-beta ligand trap, by BMS. In August 2023, luspatercept was approved for the treatment of anemia in ESA-naive adult patients with very low-to intermediate-risk MDS who may require regular RBC transfusions.
Other therapies currently in Phase 3 development in lower-risk MDS include elritercept (KER-050), a
TGF-beta inhibitor, by Keros Therapeutics, Inc.; and Reblozyl (luspatercept) in non-transfusion-dependent lower-risk MDS patients, by BMS.
In addition, there are multiple Phase 1 and Phase 2 clinical trials of other agents being developed for lower-
risk MDS, including but not limited to: LB‐100, a PP2A inhibitor by Lixte Biotechnology Holdings, Inc., and bemcentinib, an AXL inhibitor by BerGenBio. Also, a lower dose of ASTX727, an oral formulation of decitabine and cedazuridine, referred to as ASTX727 LD, by Astex; ASTX030, an oral formulation of azacitidine and cedazuridine, by Astex; R289, a dual oral inhibitor of interleukin receptor-associated kinases 1 and 4, or IRAK1/4, by Rigel Pharmaceuticals, Inc.; and a
combination regimen of luspatercept and ESA.
Competition in Relapsed/Refractory MF
The current standard of care for the treatment of Intermediate-2 or High-risk MF is the use of JAK inhibitors to address the patient’s symptoms. Once JAK inhibitors fail or are no longer effective, a variety of best available therapies are used since there are no approved treatments for this patient population and median OS is limited.
In Intermediate-2 or High-risk relapsed/refractory MF, data from IMbark suggest potential disease-
modifying activity with RYTELO treatment and a potential meaningful improvement in OS, which is supported in a comparison to real-world data.
If approved for commercial sale for the treatment of relapsed/refractory MF, RYTELO would compete against currently approved JAK inhibitors: Jakafi (ruxolitinib) by Incyte Corporation, or Incyte, Inrebic (fedratinib) by
BMS, and OJJAARA (momelotinib) by GlaxoSmithKline plc, or GSK, which was approved in September 2023 for the treatment of intermediate or high-risk MF, including primary MF or secondary MF (postpolycythemia vera and post-
essential thrombocytopenia), in adults with anemia; and Vonjo (pacritinib), by Sobi, Inc., which was approved in February
2022 for the treatment of adults with intermediate or high-risk primary or secondary MF with a platelet count below 50 ×
109/L. Other treatment modalities for MF include hydroxyurea for the management of splenomegaly, leukocytosis, thrombocytosis and constitutional symptoms; splenectomy and splenic irradiation for the management of splenomegaly and co-existing cytopenias; chemotherapy; and pegylated interferon. Drugs for the treatment of MF-associated anemia include
ESAs, androgens, danazol, corticosteroids, thalidomide and lenalidomide. In addition, luspatercept has been used to treat
MF-associated anemia, although the Phase 3 trial did not meet its primary endpoint for RBC-TI.
Other therapies currently in Phase 3 development in MF, some of which may obtain regulatory approval earlier than RYTELO for MF, include  pelabresib (CPI-0610), a BET inhibitor, by  Novartis AG; and navtemadlin, an MDM2-
inhibitor, by Kartos Therapeutics, Inc. Other approaches for MF currently under investigation that could compete with
RYTELO in the future include luspatercept; zinpentraxin alfa (RG6354, formerly PRM-151), an anti-fibrosis antibody, by
F. Hoffmann-La Roche, Ltd.; INCB160058, a JAK2 inhibitor, by Incyte; AJ1-11095, a JAK2 inhibitor, by Ajax
Therapeutics, Inc.; SLT-5505, a pan-LOX inhibitor, by Syntara Limited; tasquinimod, an S100A9 inhibitor, by Active
Biotech AB; XPOVIO (selinexor), a nuclear export inhibitor, by Karyopharm Therapeutics, Inc.; TL-895, an oral tyrosine kinase inhibitor, by Telios Pharma, Inc.; pelcitoclax (APG-1252), a dual BCL-2/BCL-XL inhibitor, by Ascentage Pharma;
DISC-0974, a monoclonal antibody against hemojuvelin (HJV) by DISC Management Inc.; elritercept (KER-050) in combination with ruxolitinib, by Keros Therapeutics; CK0804, an allogeneic T-regulatory cell agent, by Cellenkos, Inc. in collaboration with Incyte; nuvisertib (TP-3654), an oral PIM kinase inhibitor by Sumitomo Pharma Co., Ltd.; and a mutated-CALR peptide vaccine, from the Icahn School of Medicine at Mount Sinai.
Government Regulation
Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture, distribution and marketing of RYTELO (imetelstat). Imetelstat will require regulatory approval by regulatory authorities prior to commercialization in any jurisdictions where it is not yet approved. In particular, potential human therapeutic products, such as imetelstat, are subject to rigorous preclinical testing,  clinical testing and quality standards by the FDA and similar regulatory authorities in European and other countries. Various  statutes and regulations at  the federal and state level—as well as regulations and guidance at the international level—also govern or influence the testing, manufacturing, safety reporting, labeling, storage, import, export, distribution, sale and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted. Moreover, compliance with government regulations governing personal data and information security requires the expenditure of substantial time and financial resources. The information provided in this section should be reviewed in the context of the sections entitled “Risks Related to the Further Development of RYTELO
(Imetelstat)” and “Risks Related to Regulatory Approval of RYTELO” under Part I, Item 1A, “Risk Factors” of this
Report.
United States Food and Drug Administration Regulatory Approval Process
Prior to commencement of clinical trials of new pharmaceutical products in humans, government authorities generally require the completion of laboratory studies as well as certain preclinical testing in animals to evaluate the potential efficacy and safety of a product candidate, though, under the 2022 FDA Modernization Act 2.0, FDA has begun to phase out the requirement for animal testing by incorporating new approval methodologies such as AI-based computational models, organ-on-a-chip systems, and advanced in vitro assays. The results of animal testing or alternative models are submitted to the FDA as part of an Investigational New Drug Application, or IND, which must become effective before clinical testing in humans can begin. The FDA can place an IND on clinical hold at any time, which can prevent the conduct of a clinical trial or all trials under an IND or it may be a partial hold (e.g., a hold on further enrollment) until safety concerns or questions are addressed by the IND sponsor to the FDA’s satisfaction.
Typically, a clinical development program is lengthy and involves three phases. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients afflicted with a specific disease to assess safety and to evaluate the metabolism, pharmacokinetics, and pharmacologic action of the drug in humans, and, if possible, to gain early evidence on effectiveness. In Phase 2, clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects to evaluate the effectiveness of the drug in patients to determine the common short-term side effects and risks associated with the drug.  Phase 2 trials can be conducted comparing the investigational treatment to a comparator arm, or not. If used, a comparator arm often includes standard of care therapy. Safety and efficacy data from Phase 2 clinical trials, even if favorable, may not provide sufficient rationale for proceeding to a Phase 3 clinical trial. In Phase 3, clinical trials are typically large scale, multi‑center, comparative trials conducted with patients with the disease or condition under study and are intended to gather sufficient data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re‑evaluate, alter, suspend, or terminate the trials. Human clinical trials must be conducted in compliance with Good Clinical Practice, or GCP, regulations and applicable laws, with informed consent from patients and the oversight of Institutional Review Boards for the protection of human subjects.
Drugs used in clinical trials must be manufactured, packaged and labeled in conformity with current Good Manufacturing
Practices, or cGMP, and applicable laws.
The results of the preclinical and clinical testing of drugs and complete manufacturing information are submitted to the FDA in the form of an NDA for review and approval prior to commencement of commercial sales.
Submission of an NDA requires the payment of a substantial user fee to the FDA, which may be waived in certain cases. In responding to an NDA submission, the FDA may approve the drug for commercialization, impose limitations on its indications for use and labeling, including in the form of Risk Evaluation and Mitigation Strategies or may issue a complete response letter explaining the reason the NDA cannot be approved in its present form. Even if an NDA is approved, its sponsor and drug will continue to be  subject to ongoing and pervasive regulatory compliance requirements.
European Union and Other Regulatory Approval Process
Prior to initiating clinical trials in a region outside of the U.S., a clinical trial application must be submitted and reviewed by the appropriate regulatory authority governing clinical trials in the country in which the trial will be conducted. Whether or not FDA clearance or approval has been obtained, approval or authorization of a product by comparable regulatory authorities in the EU and other countries is necessary prior to marketing the product in such countries. The competent regulatory authorities may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been cleared or approved by the
FDA or another authority. As with the FDA, the regulatory authorities in the EU and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but it generally follows a similar sequence to that described for FDA approval. In Europe, the EMA and the CHMP provide a mechanism for EU member states to exchange information on all aspects of product licensing. The EU has established the
EMA for the evaluation of medical products, with a centralized procedure which is mandatory for orphan and oncology products and which grants a single marketing authorization valid in all EU member states.

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
The federal Anti‑Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare, Medicaid
TRICARE, and the Veterans Health Care Program. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals, the Anti‑Kickback Statute has been violated. In addition, a person or entity does not  need to have actual knowledge of the statute or specific intent to violate, in order to commit a violation.
Federal civil and criminal false claims and false statement laws, including the federal civil False Claims Act and its whistleblower or qui tam provisions (which permit private individuals to bring an action on behalf of the government to enforce the civil False Claims Act), prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items. In addition, a claim including items or services resulting from a violation of the federal Anti-
Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or
HITECH, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, transmission and breach reporting of individually identifiable health information, upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates and their subcontractors that perform services for them that involve individually identifiable health information.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance
Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and information related to ownership and investment interests held by physicians and their immediate family members.
Analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third-party payors, including private insurers. Additionally, we may be subject to state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s otherwise voluntary compliance guidelines and certain industry compliance guidance documents. Further, we may be subject to state and foreign laws that require drug manufacturers or other pharmaceutical companies to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state, foreign and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that require the reporting of information related to drug pricing; and state, federal and foreign laws governing the privacy and security of personal data (including key-coded data and health information), including the European Union’s General Data
Protection Regulation, or EU GDPR, many of which differ from each other in significant ways, thus complicating compliance efforts.
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
Data Privacy and Security
In the ordinary course of our business, we process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Efforts to ensure that our current and future business arrangements will comply with applicable data privacy and data security laws and regulations will involve substantial costs. For example, foreign data privacy and security laws (including but not limited to the EU GDPR and UK
GDPR) impose strict significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations in the EU and UK include limiting the collection and processing of personal data  to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances;
increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances;
limiting the duration for which personal data may be retained; increasing rights for data subjects formalizing a heightened and codified standard for data subject consent, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating data breach notifications to relevant supervisory authority(ies), and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Moreover, there have recently been, and we expect that there will continue to be, new data privacy and security laws, regulations and industry standards in the U.S. As one example, the California Consumer Privacy Act of 2018, or CCPA, imposes numerous obligations on covered business. Although the CCPA exempts certain data (such as some data processed in the context of clinical trials), the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to the personal data we maintain about California residents. The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. Failure, or perceived failure, to comply with all applicable obligations could result in enforcement actions, fines, litigation, and other consequences. See the section titled “We and third parties with whom we work are subject to stringent and changing U.S.
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
In the U.S., third‑party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers, employer health plans, and other organizations. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis.

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
CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Third‑party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost‑effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of RYTELO, in addition to the costs required to obtain the FDA approvals. Nonetheless, RYTELO may not be considered medically necessary or cost‑effective. Moreover, the process for determining whether a third‑party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product, as there is no uniform coverage and reimbursement policy among third-party payors in the U.S. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in RYTELO. Even if a third-
party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate.
Coverage policies and third-party payor reimbursement rates may change. Thus, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-
containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce demand for the product and also have a material adverse effect on future sales.
Healthcare Reform
There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022, or IRA, which, among other things, (i) directs the Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare that have been on the market for at least seven years (the “Medicare Drug Price Negotiation Program”), and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price”
for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. The agreed upon prices of the first ten drugs that were subject to price negotiations took effect on January 1, 2026, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In2025, HHS selected fifteen additional products covered under Part D for price negotiation and announced “maximum fair prices” that will go into effect on January 1, 2027. Each subsequent year, more Part B and Part
D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an
initiative was announced to evaluate whether the use of march-in authorities under the Bayh-Dole Act could impact the price of or promote equitable access to prescription drugs. On December 8, 2023, the National Institute of Standards and
Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In
Rights, or the Draft Framework, which contemplated the price of a product as one of several factors an agency could use when deciding to exercise march-in rights. The Bayh-Dole Act does not include product pricing as an express basis for exercising march-in rights, and prior rulemaking initiatives have not adopted proposed regulatory revisions that would have permitted the exercise of march-in rights on the basis of product pricing.  While march-in rights have not previously been exercised, it is uncertain if that will continue if the Draft Framework ultimately is adopted. Additionally, at the state level,

legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.
The U.S. and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access.  For example, the IRA also eliminated the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-
pocket cost and creating a new manufacturer discount program. It is possible that the IRA will be subject to additional judicial or Congressional challenges in the future. We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that may be charged for RYTELO. It is unclear how any such healthcare reform measures will impact the pharmaceutical industry.
In addition, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 under provisions of the Budget Control Act of 2011 will stay in effect through
2032 unless additional Congressional action is taken.
Information About Our Executive Officers
The following table sets forth certain information with respect to our executive officers and other members of management as of January 31, 2026:

Name	Age	Position
Executive Officers
Harout Semerjian	55	President, Chief Executive Officer and Board member
Michelle Robertson	59	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Joseph Eid, M.D.	58	Executive Vice President, Research and Development
Ahmed ElNawawi	45	Executive Vice President, Chief Commercial Officer
Harout Semerjian has served as our President and Chief Executive Officer and member of our Board since August, 2025.  Prior to joining the Company, Mr. Semerjian  served as President and Chief Executive Officer of
GlycoMimetics, Inc., a late-stage clinical biotechnology company subsequently combined with Crescent Biopharma, Inc., from August 2021 until February 2025. He also previously served on the board of directors of GlycoMimetics until
February 2025. Since October 2023, Mr. Semerjian has also served as a member of the board of directors at the
Biotechnology Innovation Organization. From June 2020 to July 2021, Mr. Semerjian served as an independent healthcare consultant at Emerge Bio Consulting, advising private equity firms on healthcare investment projects. Mr. Semerjian served as President and Chief Executive Officer of Immunomedics Inc., a biotechnology company specializing in antibody-
drug conjugates for cancer treatment, from April 2020 to May 2020, prior to its acquisition by Gilead Sciences, Inc. From
March 2018 to April 2020, Mr. Semerjian served as Executive Vice President, Chief Commercial Officer of Ipsen Pharma,
a global, pharmaceutical company focusing on areas of high unmet medical need, leading and executing Ipsen’s global commercial strategy and functions across oncology, neurosciences and rare diseases. From February 2017 to February
2018, he served as President and Head of Ipsen’s Specialty Care International Region & Global Franchises. From 1994 to
January 2017, Mr. Semerjian held several commercial, marketing and sales positions of increasing responsibility within
Novartis Pharmaceuticals, a global pharmaceutical company, including serving as Senior Vice President and Global
Launch Leader for KISQALI®, in regional vice president hematology and oncology roles in the U.S., MENA and the
Nordics, and as global brand director for Gleevec®, as well as for Merck, a global pharmaceutical company, and Solvay, a multinational chemical and materials company. Mr. Semerjian holds an MBA from Cornell University and Queen's
University in Canada, and a B.S. in Biology from Lebanese American University.
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
Ahmed ElNawawi has served as our Executive Vice President, Chief Commercial Officer since October
2025. Prior to joining the Company, Mr. ElNawawi most recently served as Senior Vice President and U.S. Commercial
Head at Stemline Therapeutics, a wholly-owned subsidiary of the Menarini Group, from April 2022 until October 2025, where he led the U.S. commercial organization spanning the sales, marketing, market access, commercial excellence, and data analytics functions. Before joining Stemline, Mr. ElNawawi spent nearly two decades at Novartis Oncology, from
April 2004 until April 2022, in roles of increasing responsibility, including Oncology General Manager for Romania and the Gulf region, Executive Director for U.S. Melanoma, and Global Indication Lead for both breast and lung cancer.
Earlier in his career, he held commercial and marketing positions in Egypt, the UAE, and Saudi Arabia with Merck and
Schering-Plough. He received an MBA from the University of Leicester and a B.S. in Clinical Pharmacy from Ain Shams
University in Cairo, Egypt.
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
Our team of talented professionals is the foundation of our company and fuels our historical and prospective achievements for patients. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future opportunities. As of December 31, 2025, we had 258 full‑time employees. However, in
December 2025, we announced a strategic restructuring plan that is intended to position us for long-term value creation and improve our financial discipline. The restructuring plan will result in a reduction in headcount of approximately one-third of our workforce. We anticipate that the restructuring plan will be substantially completed in the first quarter of 2026. See
Note 16 on Restructuring in Notes to Consolidated Financial Statements of this Report for additional information. Every employee plays a vital role in furthering our business goals and advancing the development and delivery of our novel medicine to patients.
In addition to our employee base, we have established, and expect to continue to establish, consulting agreements with drug development professionals, clinicians, attorneys and regulatory experts with experience in numerous fields, including clinical science, biostatistics, clinical operations, pharmacovigilance, quality, manufacturing and regulatory affairs.
To succeed in our mission, we must attract, recruit, retain, develop and motivate qualified clinical, nonclinical, commercial, scientific, manufacturing, regulatory, management and other personnel needed to support our business and operations. As a biotechnology company with office locations in the San Francisco Bay Area and northern
New Jersey, and with remote employees throughout the U.S., we operate in a highly competitive industry and geographies for employee talent. We maintain a comprehensive dashboard of measurements, including recruitment productivity, employee engagement scores, total rewards benchmarking, participation rates and satisfaction scores for internal training, turnover rates and exit interview results, to guide our human capital management efforts.
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

Compensation and Benefits
Our compensation philosophy is to provide pay and benefits that are competitive in the biotechnology and pharmaceutical industry where we compete for talent. We monitor our compensation programs closely and review them annually to provide what we consider a competitive mix of compensation and health, welfare and retirement benefits for all our employees. Our compensation package for all employees includes market-competitive base salaries, eligibility for annual performance bonuses or incentive compensation for field- based roles, and equity grants. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility.
Actual bonus payouts for annual performance bonus are generally based on a combination of achievement of our annual corporate goals and individual performance, with our CEO’s annual performance bonus being based entirely on the level of achievement of our annual corporate goals. All regular-status, full-time employees are eligible to participate in our comprehensive benefit program, pursuant to plan terms and conditions. Plan choices include medical, dental, vision, life insurance, flexible spending accounts, short and long-term disability insurance, a 401(k) retirement savings plan with a discretionary matching employer contribution, and an employee stock purchase plan. We also provide regular-status, full-
time employees with a generous time off program that includes vacation, sick, holiday, and paid leave for certain life events.
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
During 2025, we furthered the development of our hybrid workforce program that provides a variety of virtual and in-person collaboration opportunities, such as leadership training and coaching resources. Since 2021, we have utilized a peer-centric employee recognition program to empower employees to champion our workplace culture and values, and promote direct praise to peers. In addition, we have implemented a reward program that enables managers to recognize employees who have demonstrated exceptional performance.
Corporate Responsibility Efforts
Our commitment to corporate responsibility is integrated throughout our business and informed by our values and ambition to change lives by changing the course of blood cancer. To support lower-risk MDS patients eligible for RYTELO, we have a patient support program called REACH4RYTELO that can help patients navigate access and coverage. Our corporate responsibility initiatives reflect our commitment to making a difference for blood cancer patients and health care providers who care for them through RYTELO. Our corporate responsibility priorities also reflect our commitment to fostering a strong culture for employees and governing with integrity to advance our mission and create value for stockholders. We review our corporate responsibility practices and disclosures on an ongoing basis.
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
In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for certain patients with lower-risk MDS, and we initiated a commercial launch of RYTELO in the U.S. in that indication. While we have generated revenue from U.S. sales of RYTELO since mid-2024, the commercialization of RYTELO marks our first effort to commercially launch a product candidate, and our ability to grow revenue on a sustained basis has not yet been proven.
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
•we may not be able to increase physician adoption of RYTELO through our commercialization strategy and plans, including any potential amendments or adjustments to those plans;
•our inability to achieve and maintain revenue growth in the near future under our current commercialization strategy and plans or any potential further amendments or adjustments thereto;
•potential future changes in the reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
•the relative position of RYTELO as compared to alternative treatment options in healthcare guidelines and recommendations, such as those developed the National Comprehensive
Cancer Network, or NCCN, and similar guidelines and recommendations outside the U.S.;
•the relative price of RYTELO as compared to alternative treatment options;
•the relatively low incidence and prevalence of patients in RYTELO’s approved indication, including the reliability of our market and sales estimates;
•the market penetration rate of RYTELO across the breadth of eligible patient segments in its approved indication may continue to be lower than our expectations;
•our projections regarding the market opportunities for RYTELO may not be accurate, and the actual market for RYTELO may be smaller than we estimate;
•future competitive or other market factors may adversely affect the commercial potential of
RYTELO;
•we may not be able to obtain and maintain regulatory approvals for RYTELO in any other jurisdictions for lower-risk MDS or for any other indications, including relapsed/refractory
MF;
•changed or increased regulatory restrictions;
•changes to the label for RYTELO that further restrict how we market and sell RYTELO, including adverse events observed in ongoing and future studies of imetelstat, such as our
Phase 3 IMpactMF clinical trial;
•the capabilities of third party manufacturers may adversely affect the success of our commercialization of RYTELO;
•we may need additional financial or other resources that might not be available to us to successfully commercialize RYTELO; and
•we may not be able to maintain adequate commercial supplies of RYTELO to meet demand or at an acceptable cost or at all.
Moreover, commercialization of RYTELO may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. In any event, if we are unable to successfully commercialize
RYTELO in the U.S. for lower-risk MDS, or to expand its indications of use, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO in the U.S., our commercialization strategy may ultimately be unsuccessful or less successful than anticipated
As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the
U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. Our initial commercialization efforts in the U.S. have not to date achieved meaningful sales growth.  Our RYTELO sales trends and resulting revenue have been and may continue to be variable. Net product revenue was approximately $48.0 million in the fourth quarter of 2025, $47.2 million in the third quarter of 2025, and
$49.0 million in the second quarter of 2025.  In an effort to better execute on our plans to commercialize RYTELO and generate more meaningful product revenue, we decided to focus our  commercial execution on targeted engagement with high-volume accounts that treat earlier-line patients, and invest in non-personal promotion and third-party education to reach the full breath of the eligible patient population, while cross-functionally collaborating for effective account management. However, our revised strategy to drive RYTELO commercial growth may still not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to meet or grow projected RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts in lower-risk MDS U.S.
patients, particularly in second-line lower-risk MDS, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, we may not be able to generate meaningful revenue from the commercialization of RYTELO in lower-risk MDS, or may require significant additional capital and financial resources to do make further investment in our commercial operations. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
In December 2025, we announced a strategic restructuring plan designed to position us for long-term value creation and improve our financial discipline. However, there can be no assurance that our recent restructuring will result in long-term value creation or that our commercialization strategy will result in meaningful improvement in our sales performance. Additionally, we may determine that we need further changes in the future that require additional hiring or other organizational changes to adequately support our strategy, which could further increase our costs. As such, we continue to compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to recruit, retain and effectively train marketing, sales and medical personnel as needed and equip them with compliant and effective materials, our efforts to successfully commercialize RYTELO could be adversely affected.
Further, although we received marketing authorization for RYTELO in the EU for the treatment of certain adult patients with TD anemia due to lower-risk MDS in March 2025, we currently have no marketing or sales organization outside of the U.S., and as a company, we have no experience selling and marketing approved drugs outside of the U.S. To successfully commercialize RYTELO in the EU or in any other regions outside the U.S. where we might seek marketing authorization in the future, we will need to develop these capabilities, which we plan to do at this time by working with experienced third-party contractors or commercialization partners. Doing so will require additional investment of capital and time. We currently intend to seek contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us in the commercialization of RYTELO in the EU and in any other regions outside of the U.S. Any failure or delay in entering into and conducting such contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties would adversely impact the commercialization of RYTELO in the EU or in any other regions outside the U.S. where RYTELO may be approved for marketing in the future.
If we do not maintain acceptable prices or adequate reimbursement for RYTELO, the use of RYTELO could be severely limited.
Our ability to successfully commercialize RYTELO will depend significantly on maintaining acceptable prices and the availability of coverage and adequate reimbursement to patients from third-party payors. Government payors, such as the Medicare and Medicaid programs, and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and the reimbursement levels. The resulting reimbursement payment rates may not be adequate or may require significant restrictions on use or increased co-
payments from commercially insured patients that patients may find unacceptably high. Patients are unlikely to use

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
In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with
Medicare and reduce drug spending by the federal government, including the Medicare Drug Price Negotiation Program, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation
Program provisions of the law are currently subject to legal challenges. Further, the final CY 2026 Medicare Physician Fee
Schedule rule, issued by the Centers for Medicare & Medicaid Services, among other things, increases bona fide service fee documentation requirements, defines “bundled arrangement,” to require “unbundling” of both contingent and non-
contingent discounts and includes sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.
Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. As a result, the coverage determination process is often time-consuming and costly, and it will require us to provide scientific and clinical support for the use of RYTELO to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
Although we have received a permanent and product-specific J-Code (J0870) for RYTELO which became effective on January 1, 2025, coverage may significantly change or may be more limited than the indications for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO, and reimbursement policies in the U.S., the EU, and other jurisdictions may evolve which may adversely impact our ability to successfully commercialize RYTELO. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and reimbursement are not available or the reimbursement amount is inadequate, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.
If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government authorities, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on future sales of RYTELO in the U.S., the EU, and in any other jurisdictions where we may seek approval in the future.

To be commercially successful, RYTELO must be accepted by the healthcare community, which can be slow to adopt or unreceptive to new technologies and products.
Our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve the rate of market acceptance by the healthcare community or breadth of eligible patient segments that we expect, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. While our current priority is to drive new patient starts across appropriate second-line patients in
RYTELO's approved indication, we may be unable to do so in a timely manner or at all, which would limit RYTELO's growth potential and which could delay or preclude our ability to generate meaningful revenue from product sales and to achieve profitability. Furthermore, RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:
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
•the publication of favorable safety or efficacy data concerning RYTELO by third parties or us;
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
•the effectiveness of sales, marketing and distribution infrastructure for RYTELO;
•the ability of the third-party distributors and specialty pharmacies we contract with to process prescriptions and dispense RYTELO and the processes required to place orders with such distributors and specialty pharmacies;
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
Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with
RYTELO, we may be unable to successfully identify patients and achieve a significant market share in all eligible patient segments in RYTELO’s approved indication, or the duration of therapy for patients receiving RYTELO could be shorter than we expect, each of which would have a negative impact on sales of RYTELO in the future and may limit its growth potential. Our commercialization of RYTELO in the U.S. and our planned commercialization in the EU is limited to certain patients with lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and approved by the FDA and similar international regulatory authorities, which would preclude us from marketing RYTELO for any other indications not expressly approved by those regulatory authorities.
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
We face competition from existing products, product candidates and technologies, and competitors may develop new products and technologies. If these products, product candidates or technologies are deemed by the healthcare community to be superior to or more cost-effective than RYTELO, it would significantly impact the development and commercial viability of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase;
clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies may provide us with certain competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of.  A discussion of current and potential future competitors of RYTELO can be found in the sub‑section titled “Competition” in Part I, Item 1, titled “Business” in this
Report.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We anticipate increased competition in the future as new companies explore treatments for myeloid hematologic malignancies, which may significantly impact the commercial viability of RYTELO. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for research, clinical development and marketing of products similar to RYTELO. These companies and institutions compete with us in recruiting and retaining qualified development and management personnel as well as in acquiring technologies complementary to the RYTELO program.
As a result of the foregoing, competitors may develop more commercially desirable or affordable products than RYTELO. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to RYTELO. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar, or superior, to those that may be demonstrated by RYTELO. Competitors may develop products that are safer, more effective, more convenient to administer to patients, or less costly than RYTELO, and, therefore, present a serious competitive threat to RYTELO. In addition, competitors may price their products below what we may determine to be an acceptable price for RYTELO, may receive better third-party payor coverage and/or reimbursement, or may be more cost effective than RYTELO. Such competitive products or activities by competitors may render RYTELO obsolete, which may cause us to cease any further development or future commercialization of RYTELO, which would severely and adversely affect our financial results, business and business prospects, and the future of RYTELO, and might cause us to cease operations.
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
We will be subject to pricing and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.
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
The requirements governing drug pricing and reimbursement vary widely from country to country. For example, within the EU member states may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU
Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries in the EU, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.
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
In June 2024, we received regulatory approval from the FDA to commercialize RYTELO in the U.S. in certain patients with lower-risk MDS, and in March 2025, we received marketing authorization from the EC to commercialize RYTELO in the EU for certain adult patients with TD anemia due to lower-risk MDS. Federal, state and local governments in the U.S., and regulatory authorities in the EU, have significant regulations in place that may limit or prevent us from successfully commercializing RYTELO for lower-risk MDS. We do not currently have regulatory approval for RYTELO in any other jurisdictions or for any other indication, and governments in other jurisdictions have significant regulations that may limit or prevent us from successfully commercializing RYTELO in other jurisdictions.
The regulatory frameworks and practices of the FDA, EMA/EC and comparable authorities in other countries may change over time, and we cannot predict the nature, timing, or impact of any such developments. We cannot project with certainty if or when we might submit or gain regulatory approval for RYTELO for other indications or in other jurisdictions. The FDA, EMA/EC and other regulatory authorities exercise broad discretion throughout the product review and approval process, including in determining the specific conditions for submission, including the requirement for a pre-
approval inspection of RYTELO’s listed manufacturing facility. As a result, the FDA, EMA/EC and other authorities may delay or extend application review, may decline to accept an application for substantive review, or may conclude, after review, that the information provided is inadequate to obtain or maintain approval of RYTELO. Any such decision could materially and adversely affect the timing of potential approval and our business prospects. If the FDA, for instance, determines that an NDA is not sufficiently complete for filing or issues a complete response letter, or CRL, requiring additional data or clarification, we may be required to resubmit the application and any such resubmission or CRL‑driven delays could significantly postpone review and potential approval RYTELO for other indications. Even if we resubmit an
NDA, it remains uncertain whether the FDA will ultimately accept the completed application or additional data, and any such outcome could delay or prevent approval of RYTELO for other indications.
Failure to maintain regulatory approval for RYTELO from the FDA in the U.S. and from the EC in the EU for lower-risk MDS, or delays in obtaining, failing to obtain, or limitations in the scope of such approvals in any other jurisdictions or for any other indications, could:
•result in a withdrawal of RYTELO from the market or could otherwise delay, limit or preclude any revenue we may receive from the commercialization of RYTELO for lower-
risk MDS;
•significantly harm the commercial potential of RYTELO;
•impede, halt or increase the costs of our activities and plans for clinical development;
•diminish any competitive advantages that may have been available to us; or
•delay or preclude any revenue we may receive from the future commercialization of
RYTELO in any other jurisdictions or for any other indications, if any.
In addition, approved products and their manufacturers, together with other vendors involved in the commercialization process, are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer, including if regulatory inspectors identify regulatory noncompliance by third-party manufacturers requiring remediation, may result in restrictions on the product or manufacturer, including import restrictions, seizure, and withdrawal of the product from the market, or may otherwise cause manufacturing delays and supply disruptions.
Further, if RYTELO causes serious or unexpected side effects, or if other safety risks are observed as a result of our commercialization efforts for RYTELO in the U.S. or the EU in lower-risk MDS or in current or potential future clinical trials, a number of potential significant negative consequences could result, including:
•regulatory authorities may withdraw approval of RYTELO;

•we may be required to recall RYTELO, seek to change the way it is administered, conduct additional costly, time-consuming and burdensome clinical trials or change the labeling of the product;
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
•our reputation may suffer generally among clinicians and patients;
•we may be exposed to potential lawsuits and associated legal expenses, including costs of resolving claims;
•regulatory authorities may refuse to approve supplements to approved applications filed by us, or may suspend or revoke license approvals; or
•we may be required to change or stop ongoing clinical trials of RYTELO, which would negatively impact the development of RYTELO for other potential indications.
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
RYTELO.
Our regulatory approval for RYTELO in lower-risk MDS in the U.S. and EU are subject to non-clinical, clinical and manufacturing post-marketing requirements and/or commitments, including the requirement to assess the long-
term safety of RYTELO (imetelstat) in the Phase 3 IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In the EU, our regulatory approval for RYTELO in certain patients with TD anemia due to lower-risk MDS is subject to our commitment to submit the results from certain ongoing non-clinical and clinical studies required by the FDA, including the assessment of the long-term safety of RYTELO in the extension to the Phase 3 IMerge trial. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, compliance with good pharmacovigilance practices, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.
Failure to comply with these post-marketing requirements and commitments on the timeline required or at all, or any other regulatory requirements, including the FDA’s regulation of promotional claims, or later discovery of previously unknown problems with RYTELO, or our manufacturers, or manufacturing processes for RYTELO, may result in actions such as:
•adverse regulatory inspection findings;
•restrictions on RYTELO manufacturing, distribution or use;
•restrictions on, or prohibitions against, marketing, importing or exporting RYTELO;
•additional post-marketing requirements or commitments;

•fines, untitled letters, warning letters or the withdrawal of RYTELO from the market;
•voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•suspension or termination of ongoing clinical trials of imetelstat in other indications;
•suspension of review or refusal to approve pending applications or supplements to approved applications;
•exclusion from participation in government-funded healthcare programs and/or eligibility for the award of government contracts for RYTELO; suspension or withdrawal of regulatory approval for RYTELO;
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
Any government investigation of alleged violations of law could require us to spend significant time and resources in response and could generate negative publicity. In addition, the regulations, policies or guidance of the FDA,
EC or any other regulatory authority may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the U.S. or abroad.
If we are unable to fulfill the post-marketing requirements and commitments established by the FDA, or that may be or are applied to the approval and commercialization of RYTELO by any regulatory authority, or are unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, there may be a negative impact to our business and continued regulatory approval of RYTELO. Under such circumstances, we or our respective service providers may be subject to the actions listed above, including losing marketing approval for RYTELO, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.
Furthermore, in connection with our marketing authorization for RYTELO in the EU for certain patients with TD anemia due to lower-risk MDS, we are subject to post-marketing requirements to submit final results from certain ongoing non-clinical and clinical studies and the completion of certain quality-related activities and study.  We are also subject to rules and regulations in the EU applicable to the manufacturing, marketing, promotion, and sale of medicinal products. If we, or a regulatory authority, discover previously unknown problems with RYTELO, such as adverse events of unanticipated severity or frequency, or problems with a facility where RYTELO is manufactured, a regulatory authority may impose restrictions relative to RYTELO or the manufacturing facility, including requiring recall or withdrawal of
RYTELO from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for
RYTELO will be subject to regulatory requirements and continuing regulatory review.
Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements, or failure to complete post-
marketing requirements on the timeline required, may result in administrative, civil or criminal penalties. This could also result in delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties, among others. If RYTELO is approved outside the U.S. and the EU, we will be subject to similar requirements, considerations and risks in other regions.
We may be unable to obtain regulatory approval to commercialize RYTELO in any other jurisdictions or for any new indications, or may experience significant delays in doing so, any of which could severely and adversely affect our business and business prospects, and might cause us to cease operations.
We may never receive regulatory approval for RYTELO in any other jurisdictions or for any new indications. It can take many years to obtain approval, if approval is obtained at all. Of the large number of drugs in development, only a small percentage complete the development and regulatory approval process and are successfully commercialized. In addition, the lengthy review process and the unpredictability of ongoing or future clinical trials may result in a delay in obtaining, or our failure to obtain, regulatory approval for RYTELO in lower-risk MDS in any jurisdictions other than the U.S. and the EU, or for other indications, such as relapsed/refractory MF, in any jurisdictions.
Failure to obtain approval could significantly harm our business and business prospects, render our significant clinical development expenditures unrecoverable, and might cause us to cease operations.
Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy to the satisfaction of such regulatory authorities, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of a New
Drug Application, or NDA, in the U.S. and a Marketing Authorization Application, or MAA, in the EU. Although
RYTELO is approved in the U.S. and the EU in lower-risk MDS, there can be no assurance that we will receive regulatory approval for the commercialization of RYTELO for lower-risk MDS in any other jurisdiction or for any new indications, including relapsed/refractory MF or any other indications.
Any marketing approval that we may receive for RYTELO in any other jurisdiction or for any other indication may also be limited or subject to restrictions or post-approval commitments and requirements that increase our costs or render RYTELO not commercially viable, which would harm our business and business prospects.
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
The FDA granted orphan drug designation to RYTELO in June 2015 for the treatment of MF and for the treatment of MDS in December 2015, and the EC granted orphan drug designation in December 2015 to RYTELO for the treatment of MF and in July 2020 for the treatment of MDS. Orphan drug exclusivity confers seven and ten years of exclusivity in the U.S. and EU, respectively, following approval, subject to satisfying regulatory requirements. The FDA has confirmed seven years of orphan drug exclusivity for RYTELO following its approval on June 6, 2024 for its approved indication in lower-risk MDS. On March 7, 2025, the EC granted marketing authorization for RYTELO as an orphan medicinal product indicated for the treatment of adult patients with TD anemia due to very low, low or intermediate risk
MDS without an isolated deletion 5q cytogenetic (non-del 5q) abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy.
Designation as an orphan drug does not guarantee that any regulatory authority will accelerate regulatory review of, or ultimately approve, RYTELO for any indication, or at all, in the U.S., EU or any other country, nor does it limit the ability of any regulatory authority to grant orphan drug designation to product candidates of other companies that treat the same indications as RYTELO if such products are able to demonstrate superiority to RYTELO.
We may lose orphan drug exclusivity in the U.S. for certain reasons, including if the FDA determines that the request for orphan drug designation was materially defective or if we cannot ensure sufficient quantities of RYTELO to meet the needs of patients. In the EU, orphan designation may be lost before marketing authorization if it is established that the criteria for orphan designation are no longer met. Failure to maintain orphan designation status would lead to the inability to obtain or the loss of associated regulatory exclusivity.
Even if we maintain orphan drug exclusivity for RYTELO in the U.S., the exclusivity may not effectively protect RYTELO from all competition because different drugs with different active moieties can be approved for the same condition or a drug containing the same active moiety or principal molecular structure can be approved for a different indication. Even after an orphan drug product is approved, such as the approval of RYTELO in the U.S. in June 2024 for certain patients with lower-risk MDS, the FDA can subsequently grant orphan designation to a different drug with the same active moiety for the same condition, if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. The occurrence of any of these events could limit the period of exclusivity we are able to maintain for RYTELO, allow competitive products to enter the market, and harm our business and business prospects. In addition, for any other indication that we are currently or may in the future seek to develop or obtain regulatory approval for RYTELO, orphan drug designation will neither shorten the development time nor regulatory review time for RYTELO in the US and other comparable jurisdictions, and it does not give RYTELO advantages in the regulatory review or approval process. Notably, there have been legal challenges to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product. Future challenges could lead to changes that affect the protections potentially afforded to our products in ways that are difficult to predict.
Similarly, in the EU, orphan market exclusivity may not effectively protect RYTELO from all competition.
Following the authorization of RYTELO as an orphan medicinal product by the EC in March 2025 for certain patients with lower-risk MDS, the EC can subsequently approve similar orphan medicinal products for the same therapeutic indication or if we are unable to supply RYTELO in sufficient quantities or if a similar medicinal product with the same orphan indication is shown to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. If it is established that the criteria for orphan designation are no longer met inter alia where it is shown that the product is sufficiently profitable, EU orphan market exclusivity may be reduced to six instead of 10 years, allowing similar medicinal products for the same therapeutic indication to the market sooner. In the EU, orphan drug designation for any additional indication we may pursue for RYTELO does confer certain regulatory advantages—such as protocol assistance—but it does not shorten development timelines or accelerate the EMA’s overall review process.
In April 2023, the EC published a proposal to reform the current pharmaceutical framework, including revision of orphan market exclusivity. The new legislation, if adopted, is expected to start to apply from mid-2028. The proposal to reform the current pharmaceutical framework intends to revise the orphan drug designation and exclusivity regime. In the latest version of the proposal, orphan market exclusivity will be reduced from the current 10 years to 9 years.
Extension by another two years will be possible for so-called “breakthrough orphan medicinal products”. Previous drafts also included the concept of “global orphan marketing authorization”, which would no longer grant additional separate orphan market exclusivity for second or further orphan therapeutic indications. Although the final text has not yet been published and RYTELO for the treatment of MDS is and remains regulated under the current regulatory framework, authorization of future indications may be affected by the new legislation.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in the U.S. for lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications, such as in relapsed/
refractory MF.
Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 and the EC in March 2025 to commercialize RYTELO in lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications and for other pivotal trials that may be needed to support any application to the FDA or similar international regulatory authorities for such other indications, such as in relapsed/refractory MF.
In addition, with respect to the trial design for IMpactMF, our Phase 3 trial in relapsed/refractory MF, the
FDA urged us to consider adding a third dosing arm to the trial to assess a lower dose and/or a more frequent dosing schedule that might improve the trial’s chance of success by identifying a less toxic regimen and/or more effective spleen response, one of the trial’s secondary endpoints. Based on data from IMbark, our Phase 2 clinical trial that evaluated two doses of imetelstat in relapsed/refractory MF and the results of which our IMpactMF trial is based on, we believe that testing a lower dose regimen would likely result in a lower median OS, which is the trial’s primary endpoint, in the imetelstat treatment arm. Existing data also suggest that lowering the dose would not result in a clinically meaningful reduction in toxicity, and for these reasons we determined not to add a third dosing arm to the trial design and the FDA did not object to our proposed imetelstat sodium dose and schedule of 9.4 mg/kg every three weeks. Our belief may ultimately be incorrect. Therefore, our failure to add a third dosing arm could result in a failure to maintain regulatory clearance from the FDA and similar international regulatory authorities for relapsed/refractory MF, could result in the trial’s failure, or could otherwise delay, limit or prevent marketing approval of imetelstat for relapsed/refractory MF by the FDA or similar international regulatory authorities.
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
•the EMA or the competent authorities of the individual EU Member States or similar international regulatory authorities may lack resources or be delayed in conducting pre-
approval inspections due to lack of resources or other reasons;
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
RISKS RELATED TO COMPLIANCE WITH HEALTHCARE LAWS
Our relationships with healthcare providers, including physicians and third-party payors, the methods by which we promote RYTELO, and the content of our promotional materials and programs, are subject to applicable promotional, anti-kickback, fraud and abuse, and other healthcare laws and regulations, and our failure to comply with these laws could expose us to criminal sanctions, civil penalties, exclusion from federal health care programs, contractual damages, reputational harm and may adversely affect our business and financial results.
The FDA strictly regulates the promotional claims that may be made about drug products. In particular,
FDA asserts that a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA, DOJ and other agencies actively enforce regulations related to the promotion and advertisement of pharmaceutical products. If our promotional materials or methods were found to have violated the Food,
Drug, and Cosmetic Act, or False Claims Act, we could be subject to Warning or Untitled Letters, or to significant civil, criminal, or administrative penalties, which could inhibit our ability to commercialize RYTELO and generate revenue, require us to expend significant time and resources in response, and generate negative publicity.
Healthcare professionals, including but not limited to physicians, nurses, medical directors, hospitals, pharmacies, pharmacy benefit managers, group purchasing organizations, wholesalers, insurers, and all individuals employed by such entities (collectively, HCPs), and patients, caregivers, patient advocacy organizations, or medical societies, may influence the recommendation and prescription of RYTELO. There is ongoing government focus on the relationships between the pharmaceutical industry and HCPs or others who can influence the prescription or recommendation of products, and common industry activities that we may engage in such as speaker programs, advisory boards, consulting agreements with HCPs, relationships with charitable foundations providing copayment assistance, and relationships with patient organizations and patients continue to receive increased governmental attention.
Our arrangements with HCPs and others who have the ability to influence the recommendation and prescription of RYTELO may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations, including anti-kickback and false claims laws; data privacy and security laws, including the Health
Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals.  These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute
RYTELO. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and
Regulations” of this Report.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
For example, to help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients in affording pharmaceuticals have become the subject of scrutiny under the AKS and other federal and state laws in recent years.  If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. A government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
While we maintain a comprehensive compliance program designed with the goal of ensuring that our practices and the activities of our third party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, it is possible that government authorities may disagree with our assessment, find fault with the conduct of our employees or contractors or conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and
Medicaid, and the curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, or could result in related shareholder lawsuits, any of which would adversely affect our business, financial condition, results of operations and prospects.
Foreign, federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. If our operations are found to be in violation of any of these or any other healthcare and privacy-related regulatory laws that may apply to us, our ability to operate our business and our results of operations could be adversely affected by:
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
•generate sufficient safety and efficacy data from the IMpactMF, IMproveMF, IMpress and
IMAGINE clinical trials, as well as our studies in frontline MF and acute myeloid leukemia or high-risk MDS, to support any application for regulatory approval, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile;
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
•enter into and maintain commercially reasonable arrangements with third parties to provide services needed to further research, develop and commercialize RYTELO, including maintaining the agreements with our contract research organizations, or CROs, and third-
party manufacturers and for territories outside of the U.S. in compliance with applicable laws;
•recruit and retain sufficient qualified and experienced personnel to support the development and commercialization of RYTELO in potential other approved indications and other jurisdictions outside of the U.S. and the EU;
•achieve acceptance of RYTELO treatment by patients and the relevant medical communities;
•compete effectively with other approved treatments in lower-risk MDS, and relapsed/
refractory MF, if imetelstat is approved in relapsed/refractory MF, and potentially other myeloid hematologic malignancies;
•obtain appropriate coverage and reimbursement levels for the cost of RYTELO from governmental authorities, private health insurers and other third-party payors; and
•obtain, maintain and enforce adequate intellectual property and regulatory exclusivity for
RYTELO in the U.S., EU and globally.
If we are not able to successfully achieve these goals and overcome other challenges that we may encounter in the research, development, manufacturing and commercialization of RYTELO in indications other than lower-
risk MDS, we may be forced to abandon our development and/or commercialization of RYTELO in indications other than lower-risk MDS, which could severely harm our business and business prospects.

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
•use of OS as a trial endpoint, which inherently requires prolonged periods of clinical observation and follow-up, including the need for a certain number of events, or deaths, to occur in IMpactMF prior to the interim or final analysis in that trial of OS;
•use of trial endpoints, including patient-reported outcomes, that necessitate a comprehensive analysis of the resulting data to determine trial outcomes;
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
While the FDA and the EC granted approval of RYTELO based on the data included in our NDA and
MAA, respectively, including data from the Phase 3 IMerge trial, we cannot be certain whether the results as a larger number of patients receive RYTELO from commercial use, including results related to safety, will be consistent with the results from earlier clinical trials that served as the basis for its approval.
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
•muscular and joint pain;
•fatigue;
•headache; and
•infusion-related reactions.
If patients experience similar or more severe adverse events, or new or unusual adverse events, or if the
FDA or other similar international regulatory authorities determine that efficacy and safety data from our commercialization efforts or in clinical trials do not support an adequate benefit-risk profile to justify continued treatment of patients, then the FDA or other similar international regulatory authorities may halt or restrict the commercialization of
RYTELO or place one or more of our INDs on clinical hold, as occurred in March 2014. If this were to occur, there could be a significant delay in, or possible termination of, one or more of our clinical trials, and our commercialization efforts could be halted, which might cause us to cease operations. If such toxicities or other safety issues identified as a result of our commercialization of RYTELO or in any clinical trial are determined by us, the FDA or similar international regulatory authorities to result in an unacceptable benefit-risk profile, then:
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
Results and data we disclosed from prior non-clinical studies and clinical trials, as well as any data disclosed as a result of an interim analysis, may not predict success in later clinical trials or the final analysis, and we cannot assure you that any ongoing or future clinical trials of imetelstat, including IMpactMF, will lead to similar results and data that could potentially enable us to obtain any further regulatory approvals.
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
Further, success in non-clinical testing and early clinical trials, including Phase 2 clinical trials, such as
IMbark, does not ensure that later clinical trials will be successful, nor does it predict final clinical trial results. In addition, even though we reported positive top-line results from IMerge Phase 3 in January 2023, this does not ensure that any other clinical trials of imetelstat will be successful. Later stage clinical trials of imetelstat may fail to show an acceptable benefit-
risk profile despite having progressed through non-clinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.
In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials, such as the results observed in IMbark, and if this were to occur with IMpactMF, this would adversely affect future development prospects of imetelstat, and as a result, impact the potential commercialization of imetelstat in relapsed/refractory MF.
Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. For example, although the statistical analyses comparing IMbark data to closely matched real world data, or RWD, published in the September 2021 issue of the Annals of Hematology, suggest potentially favorable OS in relapsed/refractory MF patients treated with imetelstat, compared to bipolar androgen therapy using closely matched patients’ RWD, such comparative analyses between RWD and our clinical trial data have several limitations. For instance, the analyses create a balance between treatment groups with respect to commonly available covariates, but do not take into account the unmeasured and unknown covariates that may affect the outcomes of the analyses. Potential biases are introduced by factors which include, for example, the selection of the patients included in the analyses, misclassification in the matching process, the small sample size, and estimates that may not represent the outcomes for the true treated patient population. Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development of imetelstat, which would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects.
Further, preliminary data are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additional or updated safety and efficacy data from current or potential future clinical trials of imetelstat may result in a benefit-risk profile that does not justify the continued development and/or potential regulatory approval of imetelstat in a particular patient population, or at all. Any data reported from IMpactMF may materially differ from and be less positive than data previously reported from IMbark. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, which could halt the commercialization of RYTELO, hinder the potential success of IMpactMF, IMproveMF,
IMpress or IMAGINE, or cause us to abandon further development of imetelstat entirely.
Top-line or interim results and data may differ from future results of the same study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
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
Although we rely on third parties to conduct our clinical trials, we remain responsible for ensuring that each clinical trial is conducted in accordance with its investigational plan and protocol, and applicable laws. Moreover, the FDA and similar international regulatory authorities require us to comply with GCP regulations and standards for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the rights, integrity and confidentiality of patients participating in clinical trials are protected, including being adequately informed of the potential risks. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, or similar international regulatory authorities, may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine whether any of our clinical trials comply with GCP or other applicable regulations. In addition, our clinical trials must be conducted with imetelstat produced under applicable GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials. Our ability to comply with these regulations and standards may be contingent upon activities conducted by third parties, and if they fail to perform in accordance with contractual obligations and legal requirements, our development of imetelstat may be interrupted, further delayed or halted. Any failures by us or third parties noted above would have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, business and business prospects, including the commercialization of RYTELO, any of which might cause us to cease operations.
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
We do not control the design or administration of investigator-led clinical trials, nor the submission, approval or maintenance of any IND or international equivalent filings required to conduct these clinical trials. In addition, we do not have control over the timing and reporting of the data from any such investigator-led clinical trials. A delay in the timely completion of or reporting of data from any current or potential future investigator-led clinical trial could have a material adverse effect on our ability to maintain regulatory approval for RYTELO in lower-risk MDS, or to further develop or advance it in clinical trials, as such delays may impede our ability to generate necessary supplemental clinical evidence, fulfill post-marketing commitments or requirements, or provide regulatory authorities with timely safety and efficacy data needed to support ongoing approval or future development.
Investigator-led clinical trials may be conducted under less rigorous clinical standards than those used in company-sponsored clinical trials. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-led clinical trials. In addition, any investigator-led clinical trials could show marginal efficacy and/or clinically relevant safety concerns that could delay, limit or preclude the further clinical development or marketing approval of
RYTELO in any indication. To the extent that the results of any investigator-led clinical trials raise safety or other concerns, regulatory authorities may withdraw or restrict approval for RYTELO, question the results of such investigator-
led clinical trials, or question the results of any of our clinical trials. Safety concerns arising from future investigator-led clinical trials could result in withdrawal of approval of RYTELO, partial or full clinical holds being placed on our INDs by the FDA or other similar international regulatory authorities, as occurred in March 2014, which would further delay or prevent us from commercializing RYTELO or advancing it into further clinical development. Any of the foregoing would delay or preclude any future marketing approvals for RYTELO and could cause us to discontinue our development, which would severely harm our business and prospects and could potentially cause us to cease operations.

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
•supply chain issues, including the timely availability of product and management of shelf-
life, including raw materials, active pharmaceutical ingredient, or API, and drug product and other supplies, and the cost of procuring the foregoing, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions;
•shortage of qualified personnel at any of our third party suppliers; and
•regulatory acceptance and compliance with regulatory requirements, which are less well-
defined for oligonucleotide products than for small molecule drugs and vary in each country.
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
Our RYTELO manufacturing supply chain relies, and will continue to rely, solely upon third-party manufacturers to perform certain manufacturing, quality control, and other technical and scientific work with respect to
RYTELO, as well as to supply starting materials and manufacture the API and drug product for our commercialization of
RYTELO, as well as current and potential future clinical trials. While we have established arrangements with third parties for the manufacture of RYTELO, our manufacturing supply chain is highly specialized, and as such we are reliant upon a small group of third-party manufacturers to supply starting materials and drug product, and we rely on a single source to supply the API for RYTELO. Failure by such third-party manufacturers to perform in a timely manner and in compliance with all regulatory requirements, or at all, or the termination of one of our supply agreements before we have retained and established an acceptable alternative supplier, could lead to delays or shortages in drug supply, perhaps substantially, that are necessary for our clinical activities and commercialization of RYTELO. For example, one of our third-party manufacturers received a warning letter from the FDA due to certain deficiencies in the manufacturer’s process and facilities that were not in compliance with FDA requirements and regulations governing the manufacturing, processing, packing and holding of drug product. While not related to the production of RYTELO, if the warning letter is not timely remediated by the manufacturer, it could lead to delays or shortages in drug supply, or the inability to manufacture or ship drug supply necessary for non-clinical and clinical activities, and commercialization.

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
•decisions by third-party manufacturers to exit the contract manufacturing business during the time required to supply clinical trials or to successfully produce, store and distribute
RYTELO to meet our commercial needs or before we establish an acceptable alternative supplier;
•compliance by third-party manufacturers with GMP standards mandated by the FDA and state agencies and other government regulations, including foreign governing regulations, corresponding to similar international regulatory authorities, including any deficiencies identified during regulatory inspections, such as those identified in the warning letter issued to one of our third-party manufacturers;
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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of December 31, 2025, our accumulated deficit was approximately $1.9 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we began commercializing RYTELO in June 2024, the commercial potential of and our ability to successfully commercialize RYTELO remains unproven, and our limited operating history as a commercial company makes our future operating results difficult to predict. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy and as our commercialization efforts otherwise progress. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the
Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.
Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our common stock could decline.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the limited historical sales data of RYTELO in lower-risk MDS since its approval by the FDA in June 2024,
RYTELO sales will be difficult to predict from period to period and as a result, you should not rely on RYTELO sales results in any period as being indicative of future performance. Sales of RYTELO have in the past been below the expectations of securities analysts and investors, and sales of RYTELO have been and may in the future be below prior sequential or prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance, our financial projections or estimates, or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. For example, following releases of earnings for both of the quarters and years ended December 31, 2025 and 2024, our stock price declined significantly both times. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:
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
For these and other reasons, it is difficult for us to accurately forecast future sales of RYTELO, operating expenses or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to further decline, perhaps significantly.
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
Successful drug development and commercialization requires significant amounts of capital. As of
December 31, 2025, we had approximately $401.1 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches, if available, under the Pharmakon Loan Agreement (as defined below), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
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
•the sales price for RYTELO, including the availability of coverage and adequate third-party reimbursement for RYTELO;
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
In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales
Agreement with TD Cowen (as defined below), the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan
Agreement,  which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders.
The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the capital markets and are expected to have further global economic consequences. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2026 Sales Agreement, our stockholders may be diluted, and the terms may include liquidation or other preferences that could materially and adversely affect the rights of our existing stockholders. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including pursuant to our Pharmakon Loan
Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.
RISKS RELATED TO OUR INDEBTEDNESS AND ROYALTY PAYMENT OBLIGATIONS
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations, including by limiting our operating and financial flexibility.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, which we amended on January 5,
2026. We drew the Tranche A Loan of $125.0 million on November 1, 2024 and as of November 1, 2024, the total outstanding principal amount under the Pharmakon Loan Agreement was $125.0 million. The tranches for the remaining
$125.0 million available to us under the Pharmakon Loan Agreement are as follows: (a) a Tranche B Loan of $75.0 million, which is available for us to request at our option until July 30, 2026, subject to certain customary and limited conditions; and (b) a Tranche C Loan of $50.0 million, which is available for us to request until July 30, 2026, subject to certain conditions, including us reaching a specified trailing twelve-month RYTELO revenue milestone on or prior to June
30, 2026. If we do not achieve such revenue milestone within the required timeline, we will not be eligible to draw down the Tranche C Loan. In addition, before we would consider drawing down any of the remaining tranches under the
Pharmakon Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.
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
The Royalty Pharma Agreement contains covenants that impose on us certain obligations with respect to royalty payments, diligence, reporting, indemnification and includes restrictions on intellectual property transfers and out-
licenses, and certain other actions. For example, we are obligated to make royalty payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the Royalty Pharma Agreement, until the date when the aggregate Royalty
Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031. However, in the event we are unable to repay our obligation to Royalty Pharma before June 30, 2031, we will be required to make royalty payments equal to or exceeding 2.0 times the Purchase Price thereafter, which may negatively impact our business, financial condition and results of operations. The Royalty Pharma Agreement also limits our ability to create or incur liens or dispose of certain assets related to imetelstat. We have no rights to repurchase the revenue interests in RYTELO sold to
Royalty Pharma (other than in connection with a change of control event), thereby limiting our ability to eliminate future applicability of the covenants contained in the Royalty Pharma Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.
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

As a result of the Leahy-Smith America Invents Act, or the AIA, in March 2013, the U.S. transitioned to a first-inventor-to-file system under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, since the publication of discoveries in scientific or patent literature tends to lag behind actual discoveries by at least several months and sometimes several years, we are not able to be certain upon filing a patent application that the persons or entities that we name as inventors or applicants in our patent applications were the first to invent the inventions disclosed therein, or the first to file patent applications for these inventions. Thus, our ability to protect our patentable intellectual property depends, in part, on our ability to be the first to file patent applications with respect to our inventions, or inventions that were developed by our former collaboration partner and assigned to us, for the future development, commercialization and manufacture of RYTELO. As a result, if we are not the first inventor-to-file, we may not be able to obtain patents for discoveries that we otherwise would consider patentable and that we consider to be significant to the future success of RYTELO. Delay in the filing of a patent application for any purpose, including further development or refinement of an invention, may result in the risk of loss of patent rights.
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
In addition to orphan drug exclusivity, we expect to rely on other forms of regulatory exclusivity to protect our ability to commercialize RYTELO.  In the U.S., New Chemical Entity, or NCE, exclusivity would entitle us to four years of data exclusivity and one year of market exclusivity, for a total of five years of NCE exclusivity from the date of approval of the first-approved indication. Our request for NCE exclusivity is still pending with FDA, and might not be awarded or could be awarded and then later withdrawn. In the EU, imetelstat is designated as a New Active Substance, or
NAS. For this NAS, regulatory data protection entitles us to eight years of data exclusivity and two years of market exclusivity, for a total of ten years in parallel to orphan market exclusivity.
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
In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive one patent term extension of up to five years beyond its normal expiration. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. The length of the patent term extension is typically calculated as one half of period between the effective date of an IND and the submission date of an NDA less any time the sponsor did not act with due diligence during the period, plus the time between the submission date of an NDA and the approval of that application less any time the sponsor did not act with due diligence during the period. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. We have applied to the
USPTO for patent term extension of some of our patents. Currently, communication of patent term extension approval and the length of the granted extension period by the USPTO may occur up to several years from filing of an application for patent term extension. If the USPTO and the FDA determine the extension period for each proposed eligible patent, we will select the one patent to be extended. We expect to apply any patent term extension that is granted in the U.S. to our method of treatment patent for MDS and MF that expires on March 15, 2033. If such patent term extension is granted, we expect the term of the patent to extend through August 2037, although such timing is subject to approval by the USPTO and could differ from our calculation.
Similar extensions are also available in certain countries and territories outside the U.S., such as in Japan, and in Europe as Supplementary Protection Certificates, or SPCs. However, we might not be granted a patent term extension at all because of failure to satisfy any of the numerous applicable requirements, including:
•failure to adhere to the required filing deadlines;
•submission of a patent term extension application after the underlying patents have expired;
•failure to exercise due diligence during clinical development or regulatory review; or
•failure to otherwise meet the applicable criteria.
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
In Europe and other jurisdictions, our composition of matter patent coverage expired in September 2024, and our method of treatment patent rights for MDS and MF expire in November 2033. Our method of treatment patents may be eligible for patent term extension of up to five years under an SPC, permitted under European Council (EC)
Regulation No. 469/2009, or the European SPC Regulation, upon receipt of marketing authorization, such as, for example, our method of treatment patent for MDS. In Europe, we have separate method of treatment patents covering MDS and MF, and an SPC may only be applied for once with respect to a product. Accordingly, in countries of the European Economic
Area, or EEA, we must rely on regulatory exclusivity and our method of treatment patents.

If regulatory approval of RYTELO occurs after a patent has expired in a country that does not allow interim patent term extensions, as is the case in many jurisdictions and territories including in Europe, we will be unable to obtain any patent term extension of that expired patent, and the duration of our patent rights may be limited. Accordingly, in
Europe and such other similar jurisdictions and territories, we will not be able to seek patent term extension of our composition of matter patent, as it expired in September 2024.  If we do not have sufficient patent life and regulatory exclusivity to protect RYTELO, our financial results, business and business prospects would be materially and adversely affected, which might cause us to cease operations.
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
If a third party files an application under Section 505(b)(2) of the FDCA or an abbreviated new drug application, or ANDA, under Section 505(j) to obtain permission to sell a generic or follow-on version of RYTELO, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either:
(1) there is no patent information listed in the Orange Book with respect to our NDA for RYTELO; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification that the new product will not infringe the Orange Book-listed patents for
RYTELO, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us within 20 days after the third-
party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months after the NDA holder’s receipt of the notice of
Paragraph IV Certification, the expiration of the patent, certain settlements of the lawsuit, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If the product has NCE exclusivity and the notice is given and the suit filed in the fifth year of exclusivity, the regulatory stay extends until 7.5 years after approval of the reference product.  If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.  However, if an appropriate patent covering RYTELO is not listed in the Orange
Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of
RYTELO. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
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
For instance, the U.S. has enacted and implemented wide-ranging patent reform legislation, including AIA, signed into law on September 16, 2011. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on actions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or patents that we might obtain in the future. Similarly, changes in patent law, regulations in other jurisdictions or the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce our existing patents or patents that we may obtain in the future. Occurrence of these events and/or significant impairment of our RYTELO patent rights could severely and adversely affect our financial results, business and business prospects, which might cause us to cease operations.
In 2012, the European Patent Package, or EU Patent Package, was approved and included regulations with the goal of providing for the possibility of a single Unitary Patent covering the Contracting Member States, and a new
Unified Patent Court, or UPC, for litigation of Unitary Patents and as well as European patents not opted out from the UPC system. The EU Patent Package entered into force fully in June 2023 and currently covers 18 EU Member States. As of
June 1, 2023, all European patents, including those issued prior to June 1, 2023 in principle fall under the jurisdiction of the
UPC and allow for the possibility of obtaining injunctions for the UPC Member States and are at risk of central revocation at the UPC in participating UPC Member States. Under the EU Patent Package, patent holders are permitted to “opt out”
their European patents (but not their Unitary Patents) from the UPC on a patent-by-patent basis during an initial seven year transitional period after June 1, 2023. Owners of European patent applications who receive notice of grant after the EU
Patent Package came into effect could, for the UPC Member States, either obtain a Unitary Patent or validate the European patent nationally and optionally file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future
European patent filing strategy and the enforcement or defense of our issued European patents in European jurisdictions and/or the UPC is not fully known.
Filing, prosecuting, maintaining, defending and enforcing patents for RYTELO and our technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. are less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will be issued with claims that cover RYTELO and our technologies.
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
Our patents or those patent rights we have licensed, including patent rights that we may seek with respect to inventions made by past or future collaborators, may be challenged through administrative or judicial proceedings, which could result in the loss of important patent rights. For example, where more than one party seeks U.S. patent protection for the same technology in patent applications that are subject to the law before the implementation of the AIA, the USPTO may declare an interference proceeding in order to ascertain the party to which the patent should be issued. Patent interferences are typically complex, highly contested legal proceedings, subject to appeal. They are usually expensive and prolonged and can cause significant delays in the issuance of patents. Our pending patent applications or our issued patents, or those we have licensed and may license from others, may be drawn into interference proceedings or be challenged through post-grant review procedures or litigation, any of which could delay or prevent the issuance of patents, or result in the loss of issued patent rights. We may not be able to obtain from our past or future collaborators the information needed to support our patent rights which could result in the loss of important patent rights.
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
Certain jurisdictions, such as Europe, China, Japan, New Zealand and Australia, permit third parties to file third party observations, oppositions or invalidation trials against granted patents and/or patent applications. Because we seek to enable potential global commercialization of RYTELO, securing both proprietary protection and freedom to operate outside of the U.S. is important to our business.
Third party proceedings such as oppositions and invalidation trials require significant time and costs, and if we are unsuccessful or are unable to commit these types of resources to protect our RYTELO patent rights, we could lose our patent rights and we could be prevented or limited in the development and commercialization of RYTELO.
As more groups become engaged in scientific research and product development in the areas of telomerase biology and hematologic malignancies, the risk of our patents, or patents that we have in-licensed, being challenged through patent interferences, derivation proceedings, IPRs, post-grant proceedings, oppositions, invalidation trials, re-
examinations, litigation or other means will likely increase. Challenges to our patents through these procedures would be extremely expensive and time-consuming, even if the outcome was favorable to us. An adverse outcome in a patent dispute could severely harm our ability to further develop or commercialize RYTELO, or could otherwise have a material adverse effect on our business, and might cause us to cease operations, by:
•causing us to lose patent rights in the relevant jurisdiction(s);
•subjecting us to litigation, or other types of proceedings aimed at preventing us from commercializing RYTELO in the relevant jurisdiction(s);
•requiring us to obtain licenses to certain patents and patent applications;
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
We have a registered trademark, RYTELO, which is the commercial trade name for imetelstat, in a number of countries and regions, including in the U.S. and Europe. Our product trademark, RYTELO, is approved for use as name of the imetelstat medicinal product by the FDA and the EC. Opposition or cancellation proceedings, however, may be filed against our trademarks, and our trademarks may not survive such proceedings. If our U.S. trademark application which forms the basis for our international registration, or IR, for our commercial trade name is withdrawn or abandoned within the first five years of our IR, we will lose our IR registrations which could adversely affect our business. We may be unable to maintain or enforce our current and future trademarks, and if we fail to satisfy the applicable regulatory requirements, we may not have enforceable trademark rights or registrations in such jurisdictions.
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
In addition to patent and trademark protection, we rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by entering into confidentiality agreements with our employees, consultants, collaborators and contractors. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device/pharmaceutical industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot provide assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.
Trade secret protection does not prevent independent discovery of the technology or proprietary information or use of the same. Competitors may independently duplicate or exceed our technology in whole or in part. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us in countries where we do not have patent protection.
RISKS RELATED TO MANAGING OUR GROWTH AND OTHER BUSINESS OPERATIONS
Our strategic restructuring plan and the associated workforce reduction implemented in December 2025 may not result in anticipated savings and long-term value creation, could result in total costs and operating expenses that are greater than expected and could disrupt our business.
In connection with our strategic restructuring plan announced in December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. We may not realize, in full or in part, the anticipated benefits on our 2026 operating expenses from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We incurred approximately $17.0 million in restructuring and restructuring-related charges for the year ended December 31, 2025, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs, and we estimate the workforce reduction will be substantially completed in the first quarter of 2026. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our workforce reduction may be disruptive to our operations, or could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, if approved.
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
Over the past few years, we have experienced significant changes in executive leadership, and more could occur.  For example, on August 6, 2025, we announced the appointment of Harout Semerjian as our President and Chief
Executive Officer and a member of our board of directors, effective August 7, 2025.  In addition, in October 2025, we appointed a new EVP, Chief Commercial Officer and in November 2024, we appointed a new EVP of Research and
Development. Additionally, in connection with our strategic restructuring plan announced in December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount.  Changes to company strategy, which can often times occur with the appointment of new executives and departure of prior executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our financial condition and our business and business prospects can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result.
Although we intend  to establish potential future collaborative arrangements for RYTELO, we may be unable to establish such collaborative arrangements on acceptable terms, or at all, and may have to delay, alter or abandon commercialization or further development of RYTELO.
We intend to develop RYTELO broadly for hematologic malignancies, and to continue to commercialize, market and sell RYTELO in the U.S. for certain patients with lower-risk MDS ourselves. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future). Accordingly, we plan to work with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of
RYTELO in the EU, such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution, and we may otherwise seek collaborative partners, at an appropriate time, to assist us in the potential development and commercialization of RYTELO outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. In addition, the terms of our Pharmakon Loan
Agreement may limit our ability to enter into certain collaborative arrangements and any future debt agreements may continue or further limit our ability to enter into such agreements. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.
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
•potentially costly trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them, including in connection with new Trump administration changes;
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
We have employees located outside of the U.S., conduct clinical trials outside of the U.S., and are pursuing paths to make  RYTELO available to LR-MDS patients outside of the U.S., including in the EU, which may subject us to additional risks, including risks related to operating outside of the U.S., such as:
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
For example, the current administration in the U.S. has called for substantial changes to foreign trade policy and has recently imposed significant increases in tariffs on international trade and the renegotiation of international trade agreements. We cannot predict what effects these and potential additional tariffs or renegotiation of existing international trade agreements, scope and nature of tariffs in the future, including as a result of litigation or or other challenges, will have on our business, including in the context of escalating global trade and political tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. See the risk factor titled, “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO.”
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
There is inherent risk, based on the complex relationships among the U.S. and the countries in which we now conduct or may in the future conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. Compliance with applicable regulatory requirements regarding the export of products may create delays in the introduction of RYTELO in international markets, including in the EU, or, in some cases, prevent the export of RYTELO to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. The U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products. Notwithstanding the U.S. Supreme Court’s recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and impact of tariffs are uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available.
The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the U.S. imposed higher “reciprocal” tariffs on numerous other territories, including EU Member
States and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, the Bureau of Industry and Security, U.S. Department of
Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the U.S. pose a national security risk and should be subject to additional tariffs.  Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Although a significant portion of our supply chain for imetelstat is currently based in the U.S., the active pharmaceutical ingredient, or API, for imetelstat is manufactured in South Korea and our 47mg vial of RYTELO drug product is currently manufactured in Italy. In addition, in the future we may choose to utilize other contract manufacturers for different presentations of imetelstat and source materials for our supply chain from other international jurisdictions.
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

Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing international trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, could negatively impact revenues from sales of RYTELO. Given the significant volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant in the future.
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
This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities.  On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of
California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al.,
No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act
of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action,
and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint.  A hearing on the motion to dismiss is scheduled for March 19, 2026.

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
On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO.  On
September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action.  On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-
cv-08575.  The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the aforementioned derivative lawsuits.  The plaintiffs seek damages and an award of reasonable costs, including attorneys’ and experts’ fees. On January 23 and
February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors.
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
Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. Our commercialization of RYTELO may result in product or personal injury disputes, or other disputes with health care providers, patients or other third parties as a result of our commercialization efforts. We may experience employment-
related disputes. We may become involved in performance or other disputes with the CROs we have retained to support our clinical development activities, or with other third parties such as service providers, vendors, manufacturers, suppliers or consultants. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us.
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
In the ordinary course of our business, we and third parties with whom we work collect, receive, store, use, transfer, make accessible, protect, secure, dispose of, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data such as health-related data and participant study related data, intellectual property, and trade secrets (collectively, sensitive information). In addition, we rely on third-party service providers to establish and maintain appropriate information technology and data security protections, including disaster recovery and business continuity procedures, over the information technology systems they provide us to operate our critical business systems, including cloud-based infrastructure and systems, employee email, and data storage and management systems. However, except for the initial cyber security assessments that we conduct for critical service providers and contractual duties and obligations, we have limited ability to control or monitor third parties’ safeguards and actions related to such matters.
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
Future or past business transactions, such as acquisitions or integrations, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Our information technology systems, including in our remote work environment, and those of the third parties with whom we work, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors,
“hacktivists,” organized criminal threats actors, or internal bad actors, personnel, sophisticated nation states and nation-
state-supported actors. These threats include, but are not limited to, social-engineering attacks, targeted phishing campaigns, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of sensitive data and income, reputational harm, and diversion of funds.
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
Such incidents or threats may result in unauthorized, unlawful or accidental loss, corruption, access, modification, destruction, alteration, acquisition or disclosure of sensitive information. The costs to us to attempt to protect against such security incidents could be significant, including potentially requiring us to modify our business, and while we have implemented security measures, policies and procedures designed to protect our information technology systems from cybersecurity threats and to identify and remediate vulnerabilities, such measures may not be fully implemented, complied with or successful in protecting our systems and information. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. We may be unable in the future to detect cybersecurity threats or vulnerabilities in our information technology systems because such threats and techniques change frequently, are sophisticated in nature, and may not be detected until after a security incident has occurred. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Unremediated high risk or critical vulnerabilities pose material risks to our business, particularly due to the reliance on software vendors to adequately patch and implement fixes to address critical or high-risk vulnerabilities in a timely manner. Further, we may be materially impacted by software updates applied by our software vendors if such updates cause significant downtime to our systems.
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
Many of our contracts with relevant stakeholders include obligations relating to the safeguard of sensitive information, and a breach could lead to claims against us by such stakeholders. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities,

damages, or claims relating to our data privacy and security obligations. In addition, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. While we do maintain cyber liability insurance, our insurance coverages may not be sufficient in type or amount to cover us against any such losses, claims, or liabilities related to security breaches, cyber-attacks, cyber intrusion, or other related breaches or disruptions.
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
In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, clinical trial participant data, and other sensitive third-
party data. We are therefore subject to or affected by numerous data privacy and security obligations, such as federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing of personal data. These obligations may change, are subject to differing interpretations and may be inconsistent or conflict among jurisdictions. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
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
In addition, we may be unable to transfer personal data from the EEA, the UK and other jurisdictions to the
U.S. or other countries due to data localization requirements or limitations on cross-border data flows. The EEA and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy
Framework and the UK extension thereto, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-
compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups, and some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.
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
In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.
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
Historically, our stock price has been extremely volatile. Between January 1, 2015 and December 31, 2025, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between January 1, 2025 and December 31,
2025, the price has ranged between a high of $3.60 per share and a low of $1.07 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:
•the level of and market opportunity for future sales of RYTELO;

•announcements regarding regulatory approval or non-approval of RYTELO in any other jurisdictions or indications, or specific label indications for RYTELO, or restrictions, warnings or limitations in its use;
•announcements regarding the research and development of imetelstat, or adverse efficacy or safety results of, further delays in the commencement, enrollment or conduct of, discontinuation of, or further modifications or refinements to any current or potential future clinical trials, or our inability to successfully continue the development of imetelstat;
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
•our failure to meet the estimates and projections of the investment community or general public;
•publication of commentary, articles or research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts, bloggers, news media or other third parties;
•actual or expected sales of common stock by stockholders;
•announcements of or developments concerning pending and potential future litigation;
•actions instituted by activist shareholders or others;
•other events or factors that are beyond our control; and
•the occurrence of any other risks and uncertainties discussed under the heading “Risk
Factors.”
In addition, as further discussed in the Risk Factor above titled “We and certain of our current and former officers and directors have been named as defendants in securities class action lawsuits and derivative lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, may be costly to defend or pursue and are uncertain in their outcome,” we and certain of our current and former officers and directors have been named as defendants in securities class action and derivative lawsuits. Such lawsuits have often been instituted against companies, including us, whose securities have experienced periods of volatility in market price. The pending lawsuits and any lawsuits brought against us in the future could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our financial condition and business operations and lead to increased volatility in our stock price and a decrease in the value of our stockholders’ investment in our securities.
Our failure to maintain compliance with the continued listing requirements of the Nasdaq Global Select Market may result in our common stock being delisted from the Nasdaq Global Select Market, which could negatively impact the price of our common stock, liquidity, our ability to access the capital markets and our stockholders’ ability to sell their shares.
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol
“GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $0.89 per share through February 20, 2026. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:
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
Provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that prevent stockholders from taking actions by written consent, divide the board of directors into separate classes with terms of office that are structured to prevent all of the directors from being elected in any one year and set forth procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.
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
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we establish and maintain an adequate internal control structure and procedures for financial reporting. Our Annual Reports on Form 10-K must contain an annual assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must provide an opinion annually on the effectiveness of our internal control over financial reporting. As described further below, we identified a material weakness in our internal control over financial reporting that existed as of September 30, 2025, which we remediated as of December 31, 2025. However, in the future, any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

The requirements of Section 404 are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as our business develops, including in connection with our commercialization of RYTELO. Although we are committed to continue to improve our internal control processes and we will continue to review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. .
Therefore, we cannot assure you that additional material weaknesses or significant deficiencies will not exist or otherwise be discovered in the future, particularly in light of our increased reliance on personnel working remotely.
If material weaknesses or other significant deficiencies continue to occur, such weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
We have previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We previously identified a material weakness in internal control related to the design and operation of certain Information Technology General Controls, or ITGCs, related to user access and program change management for our Enterprise Resource Planning and payment processing systems.
Consequently, IT application controls and IT dependent manual business process controls that rely upon information from these systems, were also deemed ineffective. Although the material weakness identified did not result in any material misstatements in our consolidated financial statements for the periods presented in this Report and there were otherwise no changes to our previously issued financial statements, our management concluded that these control deficiencies existed as of September 30, 2025 and constitute a material weakness. Accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2025. While we subsequently remediated this material weakness as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our previously issued financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Changes in tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.
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
We take a risk-based approach to identify and assess the cybersecurity threats and risks that could affect our business and Information Systems and Data. Our Information Technology personnel help identify, assess and manage our cybersecurity threats and risks, and support our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment. We use various methods and tools to identify, assess and manage cybersecurity threats and risks, including, for example, automated tools, a third-party managed detection and response firm to monitor security alerts on a 24-hour basis, industry reports, engaging a virtual Chief Information Security Officer, third party threat assessments and penetration testing. In addition, we encrypt data at rest and maintain network security controls, such as firewalls and virtual private networks. We also conduct computerized system monitoring and access control, including asset management, tracking and disposal associated with onboarding and offboarding of personnel. We maintain cybersecurity insurance.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. For example, in 2025, we expanded our monitoring capabilities by engaging with a managed detection and response firm to monitor and respond to security alerts on a 24-hour, seven-day-a-week basis.  We have implemented and maintain an incident response plan, and we utilize automated tools designed to maintain email security. We have also implemented a computerized system security and password policy that defines security for access to computer systems managed and controlled by us, and a procedure for computerized system incident management to address any unplanned issues in regulated computerized systems that could impact subject safety, product quality, and data integrity. We further protect access by monitoring risk-based sign-in attempts, and require stronger authentication (e.g., multi-factor authentication) based on defined policies.  We periodically conduct cybersecurity incident tabletop training exercises involving our personnel and plan to continue conducting similar training exercises in 2026.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our head of Information Technology evaluates material risks from cybersecurity threats and reports periodically to the Audit Committee of our Board, which evaluates our overall enterprise risk. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, cybersecurity software providers such as our managed detection and response firm, cybersecurity service providers, penetration testing firms, auditors, and professional services firms, such as our virtual
Chief Information Security Officer, including legal counsel. These relationships enable us to leverage specialized knowledge and insights, enabling our cybersecurity strategies and processes to remain consistent with industry best practices.
We rely on third-party service providers to perform a variety of functions throughout our business, such as contract manufacturing organizations, contract research organizations, suppliers and consultants, and third party logistics organizations and distributors to distribute RYTELO. We conduct quality and cyber audits of regulated vendors, which typically include an assessment of such vendor’s information technology systems, checks for recent cybersecurity incidents, analyzing potential vulnerabilities associated with such vendor's externally facing infrastructure, and the cybersecurity controls they have in place to protect the Company's data, and we impose appropriate contractual obligations on vendors pertaining to information security. Depending on the nature of the services provided, the sensitivity of the
Information Systems and Data at issue, and the identity of the provider, our efforts may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
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
Our Audit Committee, as well as our Chief Financial Officer and other members of our executive management as appropriate, receives periodic reports from our head of Information Technology concerning our significant cybersecurity threats and risks and the processes we have implemented to address them. The Audit Committee also receives various periodic presentations related to cybersecurity threats, risk and mitigation.
Risk Management Personnel
Our Information Technology personnel responsible for cybersecurity risk assessment and management processes are managed by certain members of our executive management, including our Chief Financial Officer. Together with our executive management, our Information Technology personnel are responsible for helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. We believe these Information Technology personnel have the skills appropriate to help us prepare for cybersecurity incidents, approve cybersecurity processes, and review security assessments and other security-related reports.
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
ITEM 3. LEGAL PROCEEDINGS
The information required to be set forth under this Item 3 is incorporated by reference to Note 8,
Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this
Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol GERN. As of
February 20, 2026, there were approximately 411 stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Stock Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock as compared to the same investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and Nasdaq
Biotechnology Index assume reinvestment of dividends.
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
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, there were no unregistered sales of equity securities by us.
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
We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and
Drug Administration, or FDA on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for erythropoiesis-
stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients, as well as the favorable FDA label and the National Comprehensive Cancer
Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO to potentially compete for significant market segments in lower-risk MDS.
In March 2025, we were granted marketing authorization by the European Commission, or EC, for
RYTELO as a monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. We are preparing for the planned commercialization of RYTELO in select EU markets in 2026. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future). Accordingly, we plan to work with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of RYTELO in the EU, such as reimbursement,
Health Technology Assessment, or HTA, submissions, market access and distribution. To enable paid access to patients outside the U.S. through approved Named Patient Programs, or NPPs, in 2025 we partnered with Tanner Pharma, a distributor with broad global reach to support patient access.  To date, product revenue pursuant to NPPs have been minimal.
In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies. Our Phase 3 IMpactMF clinical trial is evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF, or R/R MF, with overall survival, or OS, as the primary endpoint. As of September
2025, the trial was fully enrolled. Based on our current planning assumptions for event (death) rates in the trial, we expect the interim analysis for OS in IMpactMF may occur in the second half of 2026 and the final analysis may occur in the second half of 2028.
We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types.
Financial Overview
Since our inception, we have financed our operations primarily through the sale of equity securities, draw downs on our debt facilities, cash generated from sales of RYTELO, interest income on our marketable securities,

payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of
December 31, 2025, we had approximately $401.1 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of December 31, 2025, we had an accumulated deficit of approximately $1.9 billion.
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with
BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche A Loan, which was funded on November 1, 2024, or the
Tranche A Closing Date; (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million, or the Tranche B Loan, which is available, subject to certain limited conditions, at our option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million, or the Tranche C Loan, and together with the Tranche A Loan and the Tranche B Loan, collectively, the Term Loans, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone. The Tranche B Loan and the Tranche C Loan, once available, could have been requested on or prior to
December 31, 2025. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed
($86.5 million) under the Hercules Loan Agreement, which was terminated effective November 1, 2024. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-
month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. See Note 10 on Debt in Notes to
Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the
Tranche B Loan and Tranche C Loan from December 31, 2025 to July 30, 2026. We may elect to prepay the Term Loans in part or in whole prior to the Maturity Date with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to the 3rd anniversary of the funding date of the applicable
Term Loan, 2% if made on or after the third anniversary of the funding date of the applicable Term Loan but prior to the fourth anniversary of the funding date of the applicable Term Loan, and 1% if made on or after the fourth anniversary of the funding date of the applicable Term Loan but prior to the Maturity Date. In addition to the prepayment premium, prepayments of any Term Loan prior to a specified date, or the Makewhole Date, are subject to a makewhole amount equal to the sum of all interest that would have accrued from the date of such payment through such Makewhole Date. The First
Amendment Agreement also extended the Makewhole Date from November 1, 2026 to May 1, 2027.
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

In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. We may not realize, in full or in part, the anticipated benefits on our 2026 operating expenses from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We incurred approximately $17.0 million in restructuring and restructuring-related charges in the fourth quarter of 2025, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs, and we estimate the workforce reduction will be substantially completed in the first quarter of 2026. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected.
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
Our commercial strategy is designed to ensure that RYTELO reaches eligible patients when they are most likely to benefit. Our commercial execution is focused on targeted engagement with high-volume accounts that treat earlier-line patients, investment in non-personal promotion and third-party education to further consistent, high-quality messaging across multiple touchpoints, and cross-functional execution of effective account management. However, our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability.
In addition, in an effort to expand its indications of use, we are also developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. We also expect to continue to seek regulatory approvals of RYTELO in jurisdictions outside of the U.S., such as our recent marketing authorization in the EU, and to establish arrangements with third parties to assist us in the commercialization of RYTELO in such jurisdictions. As a result, we expect research and development expenses and selling, general and administrative expenses to continue to be substantial as we continue to support the commercialization of RYTELO in the U.S. and further development of RYTELO, including the conduct and completion of our IMpactMF
Phase 3 clinical trial, as well as our ongoing Phase 1 IMproveMF combination clinical trial in frontline MF, our Phase 2 investigator-led IMpress clinical trial in higher-risk MDS and acute myeloid leukemia, and our Phase 1/2 investigator-led
IMAGINE clinical trial in relapsed/refractory acute myeloid leukemia, and as we pursue paths to make RYTELO available to eligible LR-MDS patients outside of the U.S., including in the EU. In addition, we expect our interest expense to increase due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the
Pharmakon Loan Agreement, if available, as well as the non-cash interest expense related to the Royalty Pharma
Agreement.
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

Revenue Recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five-step model prescribed under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii)
determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v)
recognize revenue when (or as) we satisfy the performance obligations.
Product Revenue
We sell our products primarily to third party distributors and specialty pharmacies. These customers subsequently resell our products to health care providers and patients. In addition, we enter into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and allowances related to our RYTELO.
Product revenue is recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
Reserves for Discounts and Allowances
Product revenue is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, Product revenue reserves, which are classified as a reduction in product revenue, are generally characterized in the following categories: discounts, contractual adjustments and returns.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
For additional information on our revenue, please read Note 2 on Product Revenue to our consolidated financial statements included in this report.
Inventory
Inventory is recorded at the lower of cost or net realizable value, with cost determined under the weighted average method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, salaries, wages and stock-based compensation for personnel involved in the manufacturing process, and indirect overhead costs. We periodically review our inventories to identify excess, obsolete, or slow moving items. If excess, obsolete, or slow moving inventory without an alternate use is identified, we adjust the recorded amount to its net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. Additionally, our products are subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.
Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, no assurance can be given that significant future changes in these assumptions or changes in future events and market conditions could result in different estimates.

Royalty Pharma Agreement Interest Expense
The liability related to the Royalty Payments under the Royalty Pharma Agreement and the related revenue interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected
Royalty Payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Additionally, the transaction costs associated with the liability is amortized to non-cash interest expense over the estimated term of the Royalty Pharma
Agreement.
Results of Operations
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future.
Results of operations for any period may be unrelated to results of operations for any other period. Thus, historical results should not be viewed as indicative of future operating results. In this regard, although we have begun to recognize revenue from RYTELO product sales in the U.S., we are early in our commercialization efforts and our related strategy to drive sales growth in the U.S.. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy and as our commercialization efforts otherwise progress.
RYTELO is our only product approved for marketing in the U.S. and in the EU for certain patients with lower-risk MDS. Revenue based on sales of RYTELO is dependent on our ability to successfully commercialize RYTELO in the U.S. and in the EU and to obtain regulatory approvals to commercialize RYTELO in other jurisdictions and in other indications. We are subject to risks common to companies in our industry and at our stage of development, including, but not limited to, risks inherent in the development, manufacture, regulatory approval for and commercialization of RYTELO;
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

Comparison of the Years Ended December 31, 2025, 2024, and 2023
The following table sets forth our results of operations for the years ended December 31:

	2025	2024	Change $	Change %	2023	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenue, net	$183,623	$76,495	$107,128	58%	$—	$76,495	100%
Royalties	258	499	(241)	(48%)	237	262	111%
Total revenues	183,881	76,994	106,887	139%	237	76,757	324%
Costs and operating expenses:
Cost of goods sold	4,745	1,256	3,489	74%	—	1,256	100%
Research and development	71,433	103,738	(32,305)	(31%)	125,046	(21,308)	(17%)
Selling, general and administrative	159,256	145,732	13,524	9%	69,135	76,597	111%
Restructuring charges	17,032	—	—	100%	—	—	0%
Total costs and operating expenses	252,466	250,726	1,740	1%	194,181	56,545	29%
Interest income	18,117	19,607	(1,490)	(8%)	18,152	1,455	8%
Interest expense	(32,657)	(18,504)	(14,153)	76%	(8,312)	(10,192)	123%
Other income (expense), net	(375)	(236)	(139)	59%	(23)	(213)	926%
Loss on extinguishment of debt	—	(1,707)	1,707	(100%)	—	8,485	100%
Net income (loss)	$(83,500)	$(174,572)	$91,072	(52%)	$(184,127)	$9,555	(5%)
Revenues
Product Revenue, Net
On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with lower-risk MDS, with TD anemia requiring four or more red blood cell units over eight weeks who have not responded to or have lost response to or are ineligible for ESA. To date, our only source of product revenue has been from the sales of
RYTELO, which we began shipping to our customers in June 2024. We did not generate any revenue from product sales prior to June 2024. Total product revenue, net for the twelve months ended December 31, 2025 and 2024 was approximately $183.6 million and $76.5 million, respectively.
Total gross-to-net adjustments for the twelve months ended December 31, 2025 and 2024 were 17.7% and
14.5% of gross product revenue, respectively. We expect total gross-to-net adjustments to be in the percentage range of high-teen to low-twenties of gross product revenue in 2026.
The reconciliation of gross product revenue to product revenue, net by each significant category of gross-
to-net adjustments is as set forth below.

	Year Ended December 31,
(in thousands)	2025	2024
Gross product revenue	$223,112	$89,418
Gross-to-net adjustments:
Chargebacks	(25,525)	(8,724)
Distributor service fees	(7,512)	(3,048)
Government rebates	(2,603)	(557)
Sales returns and allowances	(3,849)	(594)
Total gross-to-net adjustments	$(39,489)	$(12,923)
Product revenue, net	$183,623	$76,495

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
We recognized royalty revenues of $0.3 million, $0.5 million and $0.2 million during the years ended
December 31, 2025, 2024 and 2023, respectively. Royalty revenues reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained, and the underlying patent rights for the license remaining active.
Costs and Operating Expenses
The following table summarizes our costs and operating expenses for the years ended December 31:

(In thousands)	2025	2024	Change $	Change %	2023	Change $	Change %

Cost of goods sold	$4,745	$1,256	$3,489	278%	$—	1,256	100%
Research and development	71,433	103,738	(32,305)	(31%)	125,046	(21,308)	(17%)
Selling, general and administrative	159,256	145,732	13,524	9%	69,135	76,597	111%
Restructuring charges	$17,032	$—	17,032	100%	$—	—	0%
Total costs and operating expenses	$252,466	$250,726	$1,740	1%	$194,181	$56,545	29%
Cost of Goods Sold
Cost of goods sold was approximately $4.7 million for the year ended December 31, 2025, compared to
$1.3 million for the year ended December 31, 2024, which consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of
RYTELO.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval was partially expensed in a prior periods and are therefore excluded from the cost of goods sold for the twelve months ended December 31, 2025 and
2024. We estimate our cost of sales as a percentage of product revenue, net will continue to be positively impacted for at least the next 12 months as we sell through certain inventory that was partially expensed prior to FDA approval.
Research and Development Expenses
During the year ended December 31, 2025, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the years ended December 31, 2025, 2024 and 2023, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead.

Research and development expenses for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Direct external research and development expenses:
Clinical program: Imetelstat	$39,732	$68,424	$86,914
Personnel related expenses	29,054	33,411	31,595
All other research and development expenses	2,647	1,903	6,537
Total	$71,433	$103,738	$125,046
The decrease in research and development expenses in 2025, as compared to 2024, was primarily due to lower  manufacturing and quality costs that were capitalized in the current period now that RYTELO is approved, versus being partially expensed in 2024, and lower clinical trial costs associated with a decrease of activity in our Phase 3 IMerge
MDS study after FDA approval of RYTELO in 2024. We expect our research and development expenses to decrease slightly in 2026, primarily due to lower labor costs driven by a decrease in headcount as a result of the workforce reduction in December 2025, partially offset by higher clinical trial costs.
The decrease in research and development expenses in 2024, as compared to 2023, was primarily due to manufacturing and quality costs that were capitalized beginning with the third quarter of 2024, due to FDA approval of
RYTELO in June 2024, versus being expensed as research and development expenses in 2023. The decrease is partially offset by an increase in labor costs due to higher headcount and incentive and stock-based compensation expense recognized due to the vesting of performance-based stock options upon FDA approval.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $159.3 million, $145.7 million, and $69.1 million for the years ended December 31, 2025, 2024  and  2023 , respectively.
The increase in selling, general and administrative expenses in 2025 as compared to 2024 is primarily due to an increase in sales and marketing full-time employees of approximately $3.7 million, additional investment in marketing programs of approximately $2.6 million and approximately $1.3 million higher legal expenses. We expect our selling, general and administrative expenses to decrease in 2026, primarily due to lower labor costs driven by a decrease in headcount as a result of the workforce reduction in December 2025, partially offset by higher marketing costs due to continued investment in our RYTELO commercialization strategy.
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
Restructuring Charges
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. Restructuring charges consist of termination benefits such as one-time employee severance payments, healthcare and related benefits, and other employee-related costs. In 2025, restructuring charges were $17.0 million. There were no restructuring charges in 2024 or 2023. These costs were recorded in the consolidated statement of operations as restructuring charges.
Interest Income
Interest income was $18.1 million, $19.6 million, and $18.2 million for the years ended December 31,
2025, 2024 and 2023, respectively. The decrease in interest income in 2025 compared to 2024 primarily reflects a smaller marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
The increase in interest income in 2024 compared to 2023 primarily reflects a larger marketable securities portfolio due to the receipt of net cash proceeds from the underwritten offering completed in March 2024, as well as higher yields from marketable securities purchases.
Interest Expense
Interest expense was $32.7 million, $18.5 million, and $8.3 million for the years ended December 31, 2025,
2024 and 2023, respectively.
The increase in interest expense in 2025 as compared to 2024 primarily reflects $18.9 million in non-cash interest expense related to the Royalty Pharma Agreement and $13.7 million related to the Pharmakon Loan Agreement, which were entered into in November 2024.
The increase in interest expense in 2024 compared to 2023 primarily reflects $5.3 million in non-cash interest expense related to the Royalty Pharma Agreement, $2.3 million in Pharmakon Loan Agreement and $2.6 million increase related to the Hercules agreement in comparison to the prior year.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July
30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027.  See Note 10 on
Debt in Notes to Consolidated Financial Statements of this Report for additional information.
Other Income (Expense), Net
Other income (expense), net was a loss of $0.4 million for the year ended December 31, 2025, and a loss of
$0.2 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively. Other income
(expense), net primarily reflects bank charges related to our cash operating accounts and marketable securities portfolio as well as foreign currency transaction adjustments.
Loss on Extinguishment of Debt
We recorded a loss on the extinguishment of debt of $1.7 million for the year ended December 31, 2024.
This loss is related to the settlement of debt outstanding under the Hercules Loan Agreement. No debt extinguishment occurred during the years ended December 31, 2025 or 2023. See Note 10 on Debt in Notes to Consolidated Financial
Statements of this Report for additional information.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, restricted cash, cash equivalents and marketable securities of
$401.1 million, compared to $502.9 million at December 31, 2024. The decrease in cash, restricted cash, cash equivalents, and marketable securities from December 31, 2025 was primarily the net result of cash used in operations, partially offset by the receipt of net cash proceeds from accounts receivable.
On March 21, 2024, we completed an underwritten public offering consisting of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock. All of the securities were issued separately. The offering price of the common stock was $3.00 per share. The offering price of the 2024 pre-funded warrant was $2.99 per share. The 2024 pre-funded warrant has an exercise price of $0.001 per share and may be exercised at any time until it is exercised in full. The net cash proceeds from this offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any proceeds from the exercise of the 2024 pre-funded warrant. See Note 11 on Stockholders’ Equity in Notes to Consolidated Financial Statements of this
Report for additional information about the underwritten offering completed in March 2024.  During the year ended
December 31, 2025, 5.4 million of the 2024 pre-funded warrants were exercised.
On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of
$125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provides two additional committed term loan tranches, the
Tranche B Loan and the Tranche C Loan, in principal amounts of $75.0 million and $50.0 million, respectively, subject to customary conditions to fund and, in the case of the Tranche C Loan, achieving certain minimum net sales milestone. The
Tranche B Loan and the Tranche C Loan could have been requested on or prior to December 31, 2025. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month
SOFR with a SOFR floor of 3.00%. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027. See Note 10 on Debt in Notes to
Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase
Price thereafter. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron. See Note 10 on Debt in Notes to Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
In 2024, warrants to purchase 1,071,981 shares of our common stock were exercised for net cash proceeds of approximately $1.4 million. In 2025, warrants to purchase 1,162,376 shares of our common stock were exercised, generating cash proceeds of $1.5 million, which proceeds were received in January 2026. These warrants were issued in connection with underwritten public offerings of our common stock in 2020. The remaining warrants to purchase 240,146 shares of our common stock expired on December 31, 2025 and are no longer outstanding.
On January 10, 2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. The net cash proceeds from this offering were approximately $213.3 million, after deducting the underwriting discount and other offering expenses paid by us.
On November 1, 2023, we entered into an At Market Issuance Sales Agreement, or the 2023 Sales
Agreement, with B. Riley Securities, pursuant to which we could elect to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We have agreed to pay B. Riley Securities an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. No sales of common stock occurred under the
2023 Sales Agreement, which was terminated in January 2026.
On February 27, 2026, we entered into a sales agreement, or the 2026 Sales Agreement, with TD Securities
(USA) LLC, or TD Cowen, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through TD Cowen as the sales agent. We will pay TD Cowen an aggregate commission rate equal to up to 2.5% of the gross proceeds of the sales price per share for common stock sold through TD Cowen under the 2026 Sales Agreement. We are not obligated to make any sales of common stock under the
2026 Sales Agreement.
The issuance and sale of our common stock under the 2026 Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus, in each case to be filed with the
United States Securities and Exchange Commission on or about March 2, 2026.

  We have an investment policy to invest our cash in liquid, investment-grade securities, such as interest-
bearing money market funds, certificates of deposit, U.S. Treasury securities, municipal securities, government and agency securities, corporate notes and commercial paper. Our investment portfolio does not contain securities with exposure to sub-prime mortgages, collateralized debt obligations, asset-backed securities or auction rate securities and, to date, we have not recognized any other-than-temporary impairment charges on our marketable securities or any significant changes in aggregate fair value that would impact our cash resources or liquidity. To date, we have not experienced lack of access to our invested cash and cash equivalents; however, access to our invested cash and cash equivalents may be impacted by adverse conditions in the financial and credit markets.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of
December 31, 2025, we had approximately $401.1 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
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
•the costs of manufacturing, developing, commercializing and marketing RYTELO, including with respect to third-
party vendors and service providers and our ability to achieve any meaningful reduction in manufacturing costs;
•the sales price for RYTELO;
•the availability of coverage and adequate third-party reimbursement for RYTELO;
•the extent to which we acquire or in-license other drugs and technologies, or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions, or to which we out-license RYTELO;
•the extent to which we are able to enter into and conduct successful commercial arrangements with third parties, including for the commercialization and marketing of RYTELO in the EU and in any other regions outside of the
U.S., if approved for commercialization in such other regions;
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
In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales
Agreement with TD Cowen, the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds.
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
operations.
In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2026 Sales Agreement, our stockholders may be diluted, and the terms may include liquidation or other preferences that could materially and adversely affect the rights of our existing stockholders. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including pursuant to our Pharmakon Loan
Agreement or potentially pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.
Cash Flows Used In Operating Activities
The cash used for operating activities generally approximates our net loss adjusted for non-cash items such as depreciation and amortization, non-cash interest expense on liabilities for sales of future royalties, or stock-based compensation as well as changes in operating assets and liabilities. Net cash used in operating activities was $111.0 million, $218.6 million and $167.7 million in 2025, 2024 and 2023, respectively.
The decrease in net cash used in operating activities in 2025 versus 2024 reflects a decrease in net loss to
$83.5 million, which includes a $13.6 million higher adjustment for non-cash interest expense on liabilities for sales of future royalties and a $4.2 million higher amortization of debt issuance costs and other non-cash adjustments; as well as
$2.1 million higher net changes in operating assets and liabilities.
The increase in net cash used in operating activities in 2024 versus 2023 primarily reflects an increase in net loss to $174.6 million, adjusted for non-cash items including stock based compensation expense related to employees and directors stock awards.
Cash Flows Provided By (Used In) Investing Activities
Net cash provided by investing activities was $107.2 million in 2025, compared to net cash used in investing activities of $106.0 million and $180.3 million in 2024 and 2023, respectively.
The increase in net cash provided by investing activities in 2025 versus 2024 primarily reflects increased proceeds from maturities or sales of marketable securities as well as decreased purchases of marketable securities.
The decrease in net cash used in investing activities in 2024 versus 2023 primarily reflects increased proceeds from maturities or sales of marketable securities, partially offset by slightly higher purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities in 2025, 2024 and 2023 was $2.3 million, $334.4 million, and
$362.0 million, respectively.

The decrease in net cash flow in financing activities in 2025 versus 2024 primary reflects a decrease of proceeds from issuance of common stock and warrants in public offering, a decrease in cash proceeds received from new debt financing and from sale of future royalties as well as a $31.2 million decrease in proceeds from issuances of common stock under our equity plans, partially offset by the settlement of debt outstanding under the Hercules Loan Agreement. In
2024, the Company issued 41,999,998 shares of common stock and a pre-funded warrant to purchase 8,002,668 shares in an underwriting offering, which yielded approximately $140.7 million in net cash proceeds. Additionally, $246.1 million in net cash proceeds were received under the Pharmakon Loan Agreement and Royalty Pharma Agreement. No similar activities occurred in 2025.
The decrease in net cash flow in financing activities in 2024 versus 2023 primarily reflects $104.5 million lower proceeds from exercise of warrants, $72.6 million lower proceeds from public offering, partially offset by $19.6 million higher proceeds from issuances of common stock under our equity plans. The remaining decrease related to the debt activity and Royalty Pharma Agreement that was executed in 2024.
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
Operating Expenditures
Our primary uses of cash and operating expenses relate to paying employees and consultants, commercializing RYTELO, administering clinical trials, ensuring an adequate supply of RYTELO (imetelstat), and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2025 were $71.4 million, and we expect our investment in research and development expenses to remain relatively stable in
2026. Our selling, general and administrative expenses were $159.3 million in 2025 and we expect our selling, general, and administrative expenses to decrease in 2026 due to lower labor costs, partially offset by higher marketing costs due to continued investment in our RYTELO commercialization strategy. We manage future cash requirements relative to both our short and long-term business plans.
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
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of
RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses.
Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately
$16.7 million that can be cancelled, but would incur cancellation penalties, and approximately $43.3 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO. We expect to utilize all related commercial purchase commitments.
The leases for our office facilities in New Jersey and California contain rate escalations and options for us to extend the leases. The aggregate amount of future operating lease payments over the term of our leases is $2.4 million as of December 31, 2025. Refer to Note 9 on Operating Leases in Notes to Consolidated Financial Statements of this Report for additional detail of our lease obligations.

As of December 31, 2025, we had a long-term principal debt balance of $119.5 million in principal debt outstanding related to the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July
30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement. See Note 10 on Debt in Notes to Consolidated Financial
Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement, pursuant to which we received an upfront payment of $125.0 million, or the Purchase Price, and Royalty Pharma obtained the right to receive Royalty
Payments on future U.S. net sales of RYTELO for each calendar quarter during the term of the agreement. We are obligated to make Royalty Payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the agreement, which Royalty Payments are not determinable at this time, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031, or the date when the aggregate Royalty
Payments equal or exceed 2.0 times the Purchase Price. See Note 10 on Debt in Notes to Consolidated Financial
Statements of this Report for additional information on the Royalty Pharma Agreement.
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
2025
Interest Rate Risk.   The primary objective of our investment activities is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds without significantly increasing risk. To achieve this objective, we primarily invest in widely diversified investments with fixed interest rates, which carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates. Due in part to these factors, our future interest income may fall short of expectations due to changes in market conditions and in interest rates or we may suffer losses in principal if forced to sell securities which may have declined in fair value due to changes in interest rates. The fair value of our cash equivalents and marketable securities at December 31, 2025 was $375.6 million. These investments include $53.9 million of cash equivalents which are due in less than 90 days, $280.4 million of short-term investments which are due in less than one year and $41.3 million of long-term investments which are due in one to two years. We primarily invest our marketable securities portfolio in securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-
sponsored enterprise securities, commercial paper and corporate notes, we have concluded that there is no material interest rate risk exposure and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.
We are exposed to risks associated with changes in interest rates in connection with our term loans. On
November 1, 2024, we entered into a loan agreement (the “Loan Agreement”) with BioPharma Credit Investments V
(Master) LP and BPCR Limited Partnership (each, a “Lender”), which are investment funds managed by Pharmakon
Advisors, LP, and BioPharma Credit PLC, as collateral agent, which provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of
$125.0 million (the “Tranche A Loan”) which was funded on November 1, 2024 (the “Tranche A Closing Date”); (ii) a
Tranche B Loan in an aggregate principal amount of $75.0 million (the “Tranche B Loan”) which is available, subject to certain limited conditions, at the Company’s option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”, and together with the Tranche A Loan and the Tranche B Loan, collectively, the “Term
Loans”) which is available to us upon reaching a specified trailing twelve-month RYTELO™ revenue milestone. The Term
Loans mature on November 1, 2029 (the "Maturity Date"). The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month Secured Overnight Financing Rate (“SOFR”) with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. Interest is due and payable quarterly on the last day of each quarter with the first payment due on December 31, 2024. The Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term
Loan on the funding date of such Term Loan. Based on our current indebtedness of $125.0 million under the Term Loans as of December 31, 2025, a 1.0% change in the SOFR would increase net interest expense on our current indebtedness by approximately $5.2 million.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Geron Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Geron Corporation (the Company) as of December 31,
2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes  (collectively referred to as the
“consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Slow moving and excess inventory

The Company had total inventory of $116.6 million as of December 31, 2025. As discussed in Note 1 to the consolidated financial statements, inventory is recorded at the lower of cost or net realizable value. If slow moving or excess inventory without an alternate use is identified, the Company adjusts the recorded amount of that inventory to its net realizable value.

Description of the Matter
Auditing the Company’s estimate of the net realizable value for slow moving and excess inventory was complex and involved a higher degree of auditor judgment as the estimate is dependent upon expectations of future product demand, as well as inventory levels and product expiry. The Company’s expectations of future product demand are forward-looking and could be affected by future market conditions. Changes in the assumptions could have a material effect on the net realizable value reserve.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, assessing the appropriateness of the
Company’s methodology and the significant assumptions used to estimate the net realizable value of slow moving and excess inventory. We performed inquiries of management and compared the Company’s estimates of future product demand to historical sales and expectations from analyst reports. We performed sensitivity analyses to assess the impact of reasonably possible changes in future demand on the Company’s estimate of net realizable value for slow moving and excess inventory. We also tested the accuracy of the calculations and the completeness and accuracy of the underlying inputs used, such as on-hand inventory and product expiration dates.

We have served as the Company’s auditor since 1992.
/s/ Ernst & Young LLP
Iselin, New Jersey
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Geron Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Geron Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Geron Corporation (the Company)
maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Iselin, New Jersey
March 2, 2026

GERON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,560	$79,016
Restricted cash	1,880	1,860
Marketable securities	280,359	327,550
Accounts receivable, net	36,987	35,946
Interest and other receivables	2,239	2,853
Inventory	116,636	38,714
Prepaid and other current assets	4,610	5,053
Total current assets	520,271	490,992
Noncurrent marketable securities	41,289	94,519
Property and equipment, net	884	1,310
Operating leases, right-of-use assets	2,151	2,881
Deposits and other assets	5,945	4,079
	$570,540	$593,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,257	$8,595
Accrued compensation and benefits	30,497	22,808
Operating lease liabilities	1,000	974
Liability related to sale of future royalties	17,448	20,372
Accrued liabilities	51,340	35,549
Total current liabilities	111,542	88,298
Noncurrent operating lease liabilities	1,445	2,266
Noncurrent liability related to sale of future royalties	112,134	104,421
Noncurrent debt	119,547	118,476
Total liabilities	344,668	313,461
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 1,350,000,000 shares authorized; 639,856,222 and 606,387,666 shares issued and outstanding at December 31, 2025 and 2024, respectively	640	606
Additional paid-in capital	2,080,804	2,051,794
Accumulated deficit	(1,855,841)	(1,772,341)
Accumulated other comprehensive income	269	261
Total stockholders' equity	225,872	280,320
	$570,540	$593,781
See accompanying notes to consolidated financial statements.

GERON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except share and per share data)
Revenues:
Product revenue, net	$183,623	$76,495	$-
Royalties	258	499	237
Costs and operating expenses:
Cost of goods sold	4,745	1,256	—
Research and development	71,433	103,738	125,046
Selling, general and administrative	159,256	145,732	69,135
Restructuring charges	17,032	—	—
Total costs and operating expenses	252,466	250,726	194,181
Loss from operations	(68,585)	(173,732)	(193,944)
Interest income	18,117	19,607	18,152
Interest expense	(32,657)	(18,504)	(8,312)
Other income (expense), net	(375)	(236)	(23)
Loss on extinguishment of debt	—	(1,707)	—
Net loss	$(83,500)	$(174,572)	$(184,127)

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(0.32)

Weighted average common shares outstanding	666,662,989	646,033,247	570,645,405
See accompanying notes to consolidated financial statements.

GERON CORPORATION
STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net loss	$(83,500)	$(174,572)	$(184,127)
Net unrealized loss (gain) on marketable securities	(45)	88	431
Foreign currency translation adjustments	53	(12)	(27)
Comprehensive loss	$(83,492)	$(174,496)	$(183,723)
See accompanying notes to consolidated financial statements.

GERON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

	(In thousands, except share data)
Balances at December 31, 2022	390,262,524	$390	$1,493,469	$(1,413,642)	$(219)	79,998
Net loss	—	—	—	(184,127)	—	(184,127)
Other comprehensive income (loss)	—	—	—	—	431	431
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $14,507	68,007,741	68	213,269	—	—	213,337
Issuance of common stock in connection with exercise of warrants	77,349,858	78	105,834	—	—	105,912
Stock-based compensation related to issuance of common stock and options in exchange for services	36,864	1	828	—	—	829
Issuances of common stock under equity plans	9,255,228	8	13,062	—	—	13,070
Stock-based compensation for equity-based awards to employees and directors	—	—	18,526	—	—	18,526
Balances at December 31, 2023	544,912,215	545	1,844,988	(1,597,769)	185	247,949
Net loss	—	—	—	(174,572)	—	(174,572)
Other comprehensive income (loss)	—	—	—	—	88	88
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Issuance of common stock, pre-funded warrant and warrants to purchase common stock in public offering, net of issuance costs of $9,271	41,999,998	42	140,687	—	—	140,729
Issuance of common stock in connection with exercise of warrants	1,071,981	1	1,393	—	—	1,394
Stock-based compensation related to issuance of common stock and options in exchange for services	8,351	—	134	—	—	134
Issuances of common stock under equity plans	18,395,121	18	32,665	—	—	32,683
Stock-based compensation for equity-based awards to employees and directors	—	—	31,927	—	—	31,927
Balances at December 31, 2024	606,387,666	606	2,051,794	(1,772,341)	261	280,320
Net loss	—	—	—	(83,500)	—	(83,500)
Other comprehensive income (loss)	—	—	—	—	(45)	(45)
Foreign currency translation adjustment	—	—	—	—	53	53
Issuance of common stock in connection with exercise of warrants	30,369,830	31	1,510	—	—	1,541
Stock-based compensation related to issuance of common stock and options in exchange for services	22,073	—	88	—	—	88
Subscription receivables	1,162,376	—	(1,511)	—	—	(1,511)
Issuances of common stock under equity plans	1,275,292	2	1,518	—	—	1,520
Stock-based compensation for equity-based awards to employees and directors	—	—	26,659	—	—	26,659
Issuances of common stock under employee stock purchase plan	638,985	1	746	—	—	747
Balances at December 31, 2025	639,856,222	$640	$2,080,804	$(1,855,841)	$269	$225,872
See accompanying notes to consolidated financial statements.

GERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities:
Net loss	$(83,500)	$(174,572)	$(184,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474	546	442
Accretion and amortization on investments, net	(6,921)	(9,683)	(11,150)
Amortization of debt issuance costs/debt discount	1,071	(3,108)	1,088
Non-cash interest expense on liabilities for sales of future royalties	18,948	5,345	—
Loss of extinguishment of debt	—	1,707	—
Stock-based compensation for services by non-employees	88	135	828
Stock-based compensation for employees and directors	26,659	31,185	18,526
Amortization of right-of-use assets	730	675	591
Increase in allowance for doubtful accounts	(50)	(251)	—
Changes in assets and liabilities:
Inventory	(77,922)	(37,971)	—
Accounts receivable, net	(991)	(35,695)	—
Interest and other receivables	614	(1,198)	1,490
Prepaid expenses and other assets	443	(175)	(886)
Deposit and other assets	(1,865)	618	692
Accounts payable	2,661	2,435	(4,029)
Accrued compensation and benefits	7,689	9,049	2,224
Royalty financing obligation	(14,159)	(2,186)	—
Accrued liabilities	15,790	(4,759)	7,208
Operating lease liabilities	(796)	(715)	(640)
Net cash used in operating activities	(111,037)	(218,618)	(167,743)
Cash flows from investing activities:
Purchases of property and equipment	(49)	(680)	(830)
Purchases of marketable securities	(304,421)	(476,932)	(475,594)
Proceeds from maturities and sales of marketable securities	411,717	371,608	296,102
Net cash provided by (used in) investing activities	107,247	(106,004)	(180,322)
Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	2,267	32,683	13,072
Proceeds from issuance of common stock and warrants in public offering, net of paid issuance costs	—	140,729	213,337
Proceeds from exercise of warrants	—	1,394	105,912
Proceeds from sale of future royalties	—	125,000	—
Proceeds from debt financing, net of paid debt issuance costs and debt discounts	—	121,120	29,700
Repayment of debt	—	(86,554)	—
Net cash provided by financing activities	2,267	334,372	362,021
Net effect of exchange rates on cash, cash equivalents and restricted cash	87	(12)	(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,436)	9,738	13,929
Cash, cash equivalents and restricted cash at the beginning of the period	80,876	71,138	57,209
Cash, cash equivalents and restricted cash at the end of the period	$79,440	$80,876	$71,138
See accompanying notes to consolidated financial statements.

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
Geron UK was incorporated in September 2021, and its operations commenced in January 2022. Geron Netherlands was incorporated in February 2023, and its operations commenced in June 2023. The Company's first-in-class telomerase inhibitor, RYTELOTM (imetelstat), was approved by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for
the treatment of certain adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, and is under development for the treatment of other hematologic malignancies. In March 2025, we received European
Commission approval of RYTELO for the treatment of adults with transfusion-dependent, or TD, anemia due to lower-risk
MDS. We are pursuing paths to make RYTELO available to eligible lower-risk MDS patients outside of the U.S. To enable paid access to patients outside the U.S. through approved Named Patient Programs (NPPs), in 2025 we partnered with
Tanner Pharma, a distributor with broad global reach to support patient access.
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
Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities, inventory valuation, operating leases, right-
of-use assets, lease liabilities, income taxes, stock-based compensation, and interest expense related to sale of future royalties. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with
Customers, or Topic 606. In determining the appropriate amount and timing of revenue to be recognized, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract;
(iii) measure the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation. We recognize shipping and handling costs as an expense in cost of goods sold when we transfer control to a customer.
Product Revenue
We distribute RYTELO through third party distributors and specialty pharmacies who are our customers.
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.
Reserves for Discounts and Allowances
Product revenue is recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors.
These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration are calculated based upon a consistent application of our methodology utilizing the expected value method. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
Product revenue reserves, which are classified as a reduction in product revenue, are generally characterized in the following categories: contractual adjustments, discounts, and returns.
Contractual adjustments primarily relate to VA and PHS discounts, Medicaid and Medicare rebates, fees for distribution services, co-payment (copay) assistance, and other governmental rebates or applicable allowances:
•Chargebacks, including VA and PHS discounts, represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers or distributors, which provide those products. The wholesalers or distributors charge us for the difference between what they pay for RYTELO and the ultimate selling price to the qualified healthcare providers.
Rebate and chargeback reserves are established in the same period as the related revenue is recognized, resulting in a reduction of product revenue and a reduction in the net accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler or distributor, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA, PHS and other chargebacks consist of amounts for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.
•Medicaid rebates relate to our estimated obligations to states under established reimbursement arrangements.
Rebate accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expense and other current liabilities in our consolidated balance sheets. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.
•Fees for distribution services include fees for certain data that customers provide to us. We estimate our customers will earn these fees and deduct these fees from gross product revenue and accounts receivable at the time we recognize the related revenues.
•Copay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-
payments required by insurance. The calculation of the accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discounts primarily include  prompt pay discounts. Prompt pay discounts relate to estimated obligations for credits to be granted to customers for remitting payment on their purchases within established incentive periods. We determine these reserves based on our historical experience, including the timing of customer payments.
Product return reserves are established for returns made by customers and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. We offer customers the right to return products if they are damaged, defective, or expired, as defined in customer agreements.The majority of wholesaler returns are due to product expiration. We estimate product returns considering experience from similar products in the market, historical return patterns, sales data, and inventory levels in the distribution channel.
Fair Value Measurements
We categorize financial instruments recorded at fair value in our consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

Level 1	—
Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date that we have the ability to access. An active market for the asset or liability is a
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
The majority of our financial assets have been classified as Level 2, and have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events.
We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of
December 31, 2025 and 2024.
The carrying amounts reflected in our consolidated balance sheets for accounts receivable, other current assets, accounts payable, accrued compensation and benefits and accrued expense approximate fair value due to their short-
term maturities.
Cash Equivalents
We consider all highly liquid investments, readily convertible to cash and that mature within three months or less from date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents were comprised of money market funds and commercial paper with maturities less than three months from the date of purchase.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketable Securities
Our marketable debt securities include U.S. Treasury securities, municipal securities, government-
sponsored enterprise securities, commercial paper and corporate notes.
We classify our marketable debt securities as available for sale. We record available for sale debt securities at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’
equity, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. We have not recorded any allowances for credit losses on our available-for-sale securities for the years ended December 31,
2025, 2024 or 2023. Realized gains and losses are reported in other (income) expense, net on a specific identification basis.
Dividend and interest income are recognized when earned and included in interest income on our consolidated statements of operations.
Restricted Cash
Restricted cash consists of funds maintained in separate money market or certificate of deposit accounts for credit card purchases.
Accounts Receivable
Accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Accounts receivable are stated net of an allowance that reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. We update our allowance as necessary to reflect expected credit losses over the remaining lives of the accounts receivable for outstanding trade receivables that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. The estimated allowance for expected credit losses was not material as of December 31, 2025, nor were the changes to the allowance during any of the periods presented. We do not adjust our receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, restricted cash, marketable securities, and accounts receivable.
We currently place our cash, restricted cash, cash equivalents and marketable securities with multiple institutions in the U.S. Deposits with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and we believe that we are not exposed to significant credit risk of our financial position at the depository institutions, in which those deposits are held.
We attempt to minimize the risks related to cash equivalents and marketable securities by investing in a broad and diverse range of financial instruments as previously defined by us. We have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Cash equivalents and marketable securities currently consist of money market funds, U.S. Treasury securities, municipal securities, commercial paper and corporate notes.
Concentrations of credit risk with respect to receivables, which are typically unsecured, are somewhat mitigated since the payment terms on our trade receivables are relatively short. As a result, our collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions and assess their possible impact on our business.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are carried at cost, subject to reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred.
We generally depreciate or amortize the cost of our property and equipment using the straight-line method over the estimated useful lives of the respective assets, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining term of the lease.
Inventory
We began capitalizing inventory related to RYTELO in the quarter ended June 30, 2024, as we received approval of RYTELO on June 6, 2024, and the related costs were expected to be recoverable through the commercialization of RYTELO.
Inventory is recorded at the lower of cost or net realizable value, with cost determined under the weighted average method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, salaries, wages and stock-based compensation for personnel involved in the manufacturing process, and indirect overhead costs. We periodically review our inventories to identify excess, obsolete, or slow moving items. If excess, obsolete, or slow moving inventory without an alternate use is identified, we adjust the recorded amount to its net realizable value. The determination of net realizable value requires judgment including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. Additionally, our products are subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written-down due to unmarketable inventory are charged to cost of sales in our consolidated statements of operations.
Prior to regulatory approval, we expense costs associated with the manufacture of a product candidate to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. Since we consider attaining regulatory approval of a product candidate to be highly uncertain and difficult to predict, we expect only in rare instances that pre-launch inventory will be capitalized, if at all.
Assets that are expected to be realized in cash or consumed during the normal operating cycle are classified as current. Due to the nature of pharmaceutical manufacturing, including production lead times, stability testing requirements, quality control procedures, and regulatory release processes, our operating cycle may exceed twelve months.
Inventory is held for sale or use within this normal operating cycle and is not held for long-term strategic purposes. We classify all inventory as a current asset on the consolidated balance sheets.
Cost of Goods Sold
Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. For the twelve months ended December 31, 2025 and 2024, cost of sales related to product revenue was positively impacted since the weighted average cost of inventories sold included batches that were partially expensed prior to FDA approval.
Research and Development Expenses
Research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial drugs, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting, costs to maintain technology licenses and research-related overhead. Research and

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
development expense is expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our consolidated balance sheets and are expensed as the services are provided.
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
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expense and other general and administrative costs.
Restructuring Charges
Restructuring charges consist of termination benefits such as one-time employee severance payments, healthcare and related benefits, and other employee-related costs. We accrue severance and other related restructuring costs when it is probable that they will be paid and the amount is reasonably estimable. Restructuring costs are recorded in restructuring charges in the consolidated statements of operations. The related restructuring liability is included in accrued compensation and benefits in the consolidated balance sheet.
Stock‑Based Compensation
We maintain various stock incentive plans under which stock options, restricted stock units and restricted stock awards can be granted to employees, non-employee directors and consultants. We also have an employee stock purchase plan for all eligible employees.
For service based options, restricted stock award and restricted stock units, compensation expense is recognized based on the estimated fair value of the awards at grant date. We recognize compensation expense on a straight-
line basis, after taking into consideration an estimate of forfeitures, over the requisite service period, which is generally the vesting period.
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
The grant-date fair value for service-based restricted stock units or restricted stock awards is determined using the fair value of our common stock on the date of grant. The determination of grant-date fair values for our service-
based and performance-based stock options and employee stock purchases using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of time that stock options granted are expected to be outstanding. The expected term of employees’ purchase rights is equal to the purchase period.
We grant stock options to consultants from time to time in exchange for services performed for us. In general, these stock options vest over the contractual period of the consulting arrangement. The fair value of stock options held by consultants is recorded as operating expenses over the vesting term of the respective equity awards. With the adoption of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, the
measurement date of stock options granted to consultants was fixed at the grant date.
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
For lease agreements that include lease and non-lease components, such components are generally accounted for separately. We have also elected not to recognize on our consolidated balance sheets leases with terms of one year or less.
Royalty Pharma Agreement Interest Expense
The liability related to the Royalty Pharma Agreement and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, we assess the estimated timing and amount of future expected Royalty Payments over the estimated term. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Additionally, the transaction costs associated with the liability are amortized to non-cash interest expense over the estimated term of the Royalty Pharma Agreement.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment Information
Our chief executive officer represents our chief operating decision maker. We view our operations as a single segment, the development of therapeutic products for oncology. As a result, the financial information disclosed herein materially represents all of the financial information related to our principal operating segment. For additional information, see Note 15 on Segment Reporting.
Recent Accounting Pronouncements
New Accounting Pronouncements – Issued But Not Yet Adopted
In November 2024, the Financial Standards Accounting Board (FASB) issued Accounting Standards
Update (ASU)  2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
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
New Accounting Pronouncements – Issued and Adopted
In December 2024, the FASB issued ASU 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional discloses on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 is effective for the Company as of January 1, 2025 for annual periods. We adopted this standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. The adoption did not have a material impact on our consolidated financial position or results of operations. Refer to Note 13, Income Taxes, for our updated income tax disclosure.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. ASU
2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 is effective for the Company as of January 1, 2024 for annual periods and as of January 1, 2025 for interim periods. We adopted the guidance in the annual period ended December 31, 2024. There was no impact on our reportable segments identified and additional required disclosures have been included in Note 15. We view our operations as a single segment. See Note 15 on
Segment Reporting.
Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our financial statements.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. PRODUCT REVENUE
To date, our primary source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. To date, product revenue pursuant to NPPs outside of the U.S. have been not material.
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Gross product revenue	$223,112	$89,418
Gross-to-net adjustments:
Chargebacks	(25,525)	(8,724)
Distributor service fees	(7,512)	(3,048)
Government rebates	(2,603)	(926)
Sales returns and allowances	(3,849)	(225)
Total gross-to-net adjustments	$(39,489)	$(12,923)
Product revenues, net	$183,623	$76,495
As of December 31, 2025, three customers individually accounted for approximately 45%, 32% and 21% of our gross accounts receivable associated with our product revenue, as compared to 43%, 38% and 17% as of December 31,
2024, respectively.
3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Raw materials	$8,927	$4,904
Work-in-process	91,969	$30,093
Finished goods	15,740	$3,717
Total inventory	$116,636	$38,714
Prior to the FDA’s approval of RYTELO, all costs for the manufacture of product to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred. Pre-launch inventory manufactured prior to the FDA approval of RYTELO will be used in commercial production until it is depleted.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. FINANCIAL INSTRUMENTS
Cash equivalents, restricted cash and marketable securities by security type at December 31, 2025 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In thousands)	Cost	Gains	Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$48,950	$1	$—	$48,951
Commercial paper	4,979	—	—	4,979
	$53,929	$1	$—	$53,930

Restricted cash:
Money market fund	$1,606	$—	$—	$1,606
Certificate of deposit	274	—	—	274
	$1,880	$—	$—	$1,880
Marketable securities:
U.S. Treasury securities (due in less than one year)	$22,910	$41	$—	$22,951
U.S. Treasury securities (due in one to two years)	—	—	—	—
Municipal securities (due in less than one year)	10,032	9	—	$10,041
Government-sponsored enterprise securities (due in less than one year)	—	—	—	—
Commercial paper (due in less than one year)	79,354	49	—	79,403
Corporate notes (due in less than one year)	167,805	175	(16)	167,964
Corporate notes (due in one to two years)	41,316	11	(38)	41,289
	$321,417	$285	$(54)	$321,648

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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at December 31, 2025 and 2024 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
As of December 31, 2025:

U.S. Treasury securities (due in less than one year)	$—	$—	$—	$—	$—	$—
Commercial paper (due in less than one year)	—	—	—	—	—	—
Corporate notes (due in less than one year)	17,987	(16)	—	—	17,987	(16)
Corporate notes (due in one to two years)	31,265	(38)	—	—	31,265	(38)
	$49,252	$(54)	$—	$—	$49,252	$(54)
As of December 31, 2024:
U.S. Treasury securities (due in less than one year)	$18,593	$(10)	$—	$—	$18,593	$(10)
Commercial paper (due in less than one year)	66,076	(56)	—	—	66,076	(56)
Corporate notes (due in less than one year)	31,549	(26)	1,993	(1)	33,542	(27)
Corporate notes (due in one to two years)	53,506	(98)	—	—	53,506	(98)
	$169,724	$(190)	$1,993	$(1)	$171,717	$(191)
The gross unrealized losses related to U.S. Treasury securities, municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of December 31, 2025 and 2024 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the years ended
December 31, 2025 and 2024 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of ongoing geopolitical events, such as the current military conflict between Ukraine and Russia, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure. We do not intend to sell the investments and it is not more likely that not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. FAIR VALUE MEASUREMENTS
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
(In thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2025:
Assets:
Money market funds(1)(2)	$50,557	$—	$—	$50,557
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)	—	10,041	—	10,041
U.S. Treasury securities(3)(4)	—	22,951	—	22,951
Commercial paper(3)	—	84,382	—	84,382
Corporate notes(3)(4)	—	209,253	—	209,253
Total	$50,831	$326,627	$—	$377,458
Liabilities:
Sale of future royalties(5)(6)	—	—	$129,582	129,582
Total	$—	$—	$129,582	$129,582
As of December 31, 2024:
Assets:
Money market funds(1)(2)	$46,802	$—	$—	$46,802
Certificate of deposit(2)	273	—	—	273
U.S. Treasury securities(3)(4)	—	30,570	—	30,570
Government-sponsored enterprise securities(3)(4)	—	8,748	—	8,748
Commercial paper(3)	—	185,201	—	185,201
Corporate notes(3)(4)	—	202,527	—	202,527
Total	$47,075	$427,046	$—	$474,121
Liabilities:
Sale of future royalties(5)(6)	—	—	124,793	124,793
Total	$—	$—	$124,793	$124,793

(1)Included in cash and cash equivalents on our consolidated balance sheets.
(2)Included in restricted cash on our consolidated balance sheets.
(3)Included in current portion of marketable securities on our consolidated balance sheets.
(4)Included in noncurrent portion of marketable securities on our consolidated balance sheets.
(5)Included in current portion of liabilities related to sale of future royalties on our consolidated balance sheets.
(6)Included in noncurrent portion of liabilities related to sale of future royalties on our consolidated balance sheets.
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. There have been no impairments of our assets measured and carried at fair value as of December 31, 2025 and 2024. In addition, there have been no changes to our valuation techniques as of December 31, 2025 and 2024.
The embedded derivatives are classified within Level 3 of the fair value hierarchy. See Note 10 on Debt.
We determined the fair value of the liability related to the sale of future royalties based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered
Level 3. See Note 10 on Debt.
6. PROPERTY AND EQUIPMENT
Property and equipment is recorded at historical cost, net of accumulated depreciation and is comprised of the following:

	December 31,
(In thousands)	2025	2024
Furniture and computer equipment	$2,959	$2,878
Leasehold improvements	129	129
	3,088	3,007
Less accumulated depreciation and amortization	(2,204)	(1,697)
	$884	$1,310
7. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS
Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2025	2024
CRO and clinical trial costs	$3,677	$18,968
Manufacturing activities	38,657	11,839
Professional legal and accounting fees	881	475
Interest payable	3,110	2,186
Accrued revenue adjustments	3,486	1,038
Other	1,529	1,043
	$51,340	$35,549

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued compensation and benefits consisted of the following:

	December 31,
(In thousands)	2025	2024
Accrued bonuses	$10,335	$18,056
Accrued vacation	2,581	2,928
Accrued 401K match	17	1,685
Accrued restructuring charges	17,032	—
Accrued other	532	139
	$30,497	$22,808
8. COMMITMENTS AND CONTINGENCIES
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
The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May
29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron
Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss is scheduled for March 19,
2026.
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
On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO.  On
September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action.  On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-
cv-08575.  The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the aforementioned derivative lawsuits.  The

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plaintiffs seek damages and an award of reasonable costs, including attorneys’ and experts’ fees. On January 23 and
February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors.
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
Severance Plan
We have adopted two severance plans that apply to all of our employees who are not subject to performance improvement plans, one plan covering employees above the Senior Vice President level, i.e., executives, and all other employees hired on or before December 31, 2021,, and the other plan covering all non-executive employees hired on or after January 1, 2022. The severance plans provide for, among other benefits: (i) a severance payment upon a Change of Control Triggering Event and Separation from Service and (ii) a severance payment for each non‑executive employee upon a Non‑Change of Control Triggering Event and Separation from Service. As defined in the severance plans, a Change of Control Triggering Event and Separation from Service requires a “double trigger” where: (i) an employee is terminated by us without cause in connection with a change of control or within 12 months following a change of control provided, however, that if an employee is terminated by us in connection with a change of control but immediately accepts employment with our successor or acquirer, the employee will not be eligible for the benefits outlined in the plans, (ii) an employee resigns because in connection with a change of control, the offered terms of employment (new or continuing) by us or our successor or acquirer within 30 days after the change of control results in a material change in the terms of employment, or (iii) after accepting (or continuing) employment with us after a change of control, an employee resigns within 12 months following a change of control due to a material change in the terms of employment. Under the severance plans, a Non‑Change of Control Triggering Event and Separation from Service is defined as an event where an employee is terminated by us without cause. Severance payments range from three to 18 months of base salary in connection with a
Change of Control Triggering Event or from six weeks to 12 months of base salary in connection with a Non-Change of
Control Triggering Event, as well as a pro-rata portion of the employee’s annual target bonus, depending on the employee’s position with us, payable in a lump sum payment, and monthly COBRA payments for the severance period.
The severance plans also provide that they shall not supersede the provisions of any individual employment agreements entered into between us and our employees, and that the employees with such agreements will be entitled to whichever benefits are greater under the severance plan or their employment agreement. A copy of the severance plan covering our

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
executive officers is filed as an exhibit to this Report. As of December 31, 2025, all our executive officers have employment agreements with severance provisions and will receive the greater severance benefits of their agreements or those in the severance plan applicable to them.
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. See Note 16 on Restructuring for additional information.
Purchase Commitments
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of
RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses.
Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately
$16.7 million that can be cancelled, but would incur cancellation penalties, and approximately $43.3 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO. We expect to utilize all related commercial purchase commitments.
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
9. OPERATING LEASES
New Jersey Office Space Lease
In April 2019, we entered into an operating lease agreement for office space located at 3 Sylvan Way,
Parsippany, New Jersey, or the New Jersey Lease. The initial term of the New Jersey Lease is 11 years with an option to extend for an additional five years and a one-time option to terminate the New Jersey Lease without cause as of the 103rd month anniversary of the commencement date of the lease. The New Jersey Lease commenced on October 1, 2019, upon our control of the office space on that date. Based on the initial term of the New Jersey Lease of 11 years, the right-of-use asset and corresponding operating lease liability was approximately $2.4 million, which represented the present value of lease payments over the initial lease term, net of a seven-month rent abatement period, using an incremental borrowing rate of 8% based on information available as of October 1, 2019. As of December 31, 2025, the New Jersey Lease makes up
$1.3 million of our total right-of-use asset balance. Under the New Jersey Lease, we are also obligated to pay certain variable expenses separately from the base rent, including electricity and common area maintenance. Such costs are being expensed in the period they are incurred.
California Office Space Lease
In October 2019, we entered into an operating lease agreement for office space located at 919 East
Hillsdale Boulevard, Foster City, California, or the Foster City Lease. The initial term of the Foster City Lease is 87 months with an option to extend for an additional five years.
The Foster City Lease commenced on March 10, 2020, upon the substantial completion of all tenant improvements. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $3.4 million, which represented the present value of remaining lease payments using an incremental borrowing rate of 7% over the initial lease term of 87 months, net of a three-month rent abatement period. As of
December 31, 2025, the Foster City Lease makes up $0.9 million of our total right-of-use asset balance. Under the Foster
City Lease, we are also obligated to pay certain variable expenses separately from the base rent, including taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease costs included in selling, general and administrative expenses on our consolidated statements of operations for the New Jersey Lease, and the Foster City Lease were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease costs	$1,014	$987	$962
Variable lease costs	285	261	344
Total lease costs	$1,299	$1,248	$1,306
The undiscounted future non-cancellable lease payments under the New Jersey Lease and the Foster City
Lease as of December 31, 2025 were as follows (in thousands):

2026	$1,040
2027	716
2028	376
2029	383
2030	293
Thereafter	—
Total lease payments	2,808
Less: imputed interest	(363)
Total	$2,445
As of December 31, 2025, the weighted average remaining lease term in years and the weighted average discount rate under the New Jersey Lease and the Foster City Lease were 3.5 years and 5.1%, respectively.
10. DEBT
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
Pharmakon Loan Agreement
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with
BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche A Loan, which was funded on November 1, 2024, or the
Tranche A Closing Date; (ii) a Tranche B Loan in an aggregate principal amount of $75.0 million, or the Tranche B Loan, which is available, subject to certain limited conditions, at our option; and (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million, or the Tranche C Loan, and together with the Tranche A Loan and the Tranche B Loan, collectively, the Term Loans, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone. The Tranche B Loan and the Tranche C Loan, once available, could have been requested on or prior to

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed under the Hercules Loan Agreement, which was terminated effective November 1, 2024. The remaining proceeds will be used to fund our general corporate and working capital requirements.
On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the
Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027.
The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. As of December 31,
2025, the applicable interest rate was 11.13%. Interest is due and payable quarterly on the last day of each quarter. The
Pharmakon Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan.
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We and our subsidiaries are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we and our subsidiaries are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v)
incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon
Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated. As of December 31, 2025, we were in compliance with our
Pharmakon Loan Agreement covenants.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Minimum Payments
The following table presents future minimum payments, including interest and the end of term charge, under the Term Loan as of December 31, 2025 (in thousands):

2025	$3,110
2026	12,338
2027	12,338
2028	12,372
2029	135,310
Thereafter	—
Total	175,468
Less: amount representing interest	(50,468)
Less: unamortized debt discount and issuance costs	(5,453)
Noncurrent portion of debt	$119,547
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity within the liability related to sale of future royalties during the year ended December 31, 2025.

Liability Related to Sale of Future Royalties
(in thousands)
Carrying value of liability related to sale of future royalties at December 31, 2024	$124,793
Non-cash interest expense recognized	18,948
Royalty payments	(14,159)
Carrying value of liability related to sale of future royalties at December 31, 2025	$129,582
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
11. STOCKHOLDERS’ EQUITY
Authorized Common Stock
In May 2023, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 675,000,000 to 1,350,000,000 shares.
Public Offerings
On January 10, 2023, we completed an underwritten public offering consisting of 68,007,741 shares of our common stock and the 2023 pre-funded warrants. All of the securities were issued separately. The public offering price of the common stock was $2.45 per share. The public offering price of the 2023 pre-funded warrant was $2.449 per share.
The net cash proceeds from this offering were $213.3 million, after deducting the underwriting discount and other offering expenses paid by us, and excluded any future proceeds from the exercise of the 2023 pre-funded warrant. As of
December 31, 2025, all 2023 pre-funded warrants have been exercised.
On March 21, 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and pre-funded warrants to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrants. All of the securities were issued separately. The public offering price of the common stock was $3.00 per share. The public offering price of the 2024 pre-funded warrants was $2.99 per share. The net cash proceeds from the March 2024 offering were approximately $141.0 million, after deducting the underwriting discount and other offering expenses paid by us, and excluding any future proceeds from the exercise of the pre-funded warrants. As of December 31, 2025, 5.4 million of the
2024 pre-funded warrants have been exercised and 2.6 million were outstanding.
As of December 31, 2025 and 2024, pre-funded warrants to purchase 29,053,145 and 59,433,145 shares of our common stock, respectively, remained outstanding and were associated with the May 2020, April 2022 and March
2024 public offerings. These warrants have an exercise price of $0.001 per share and no expiration date.
Upon the issuance of the 2023 and 2024 pre-funded warrants, we evaluated the warrant terms to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480,
Distinguishing Liabilities from Equity, and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging.
Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2023 and 2024 pre-
funded warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on our

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluation, we concluded the 2023 and 2024 pre-funded warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.
Warrant Exercises
For the year ended December 31, 2025, warrants were exercised to purchase 1,162,376 shares of our common stock at an exercise price of $1.30 per share for net cash proceeds of approximately $1.5 million, which proceeds were received in January 2026. The warrants were issued in connection with underwritten public offerings of common stock in May 2020.  The remaining warrants to purchase 240,146 shares of our common stock expired on December 31,
2025 and are no longer outstanding.
For the year ended December 31, 2024, warrants to purchase 1,071,981 shares of our common stock at an exercise price of $1.30 per share were exercised for net cash proceeds of approximately $1.4 million. The warrants were issued in connection with an underwritten public offering of common stock in May 2020. As of December 31, 2024, warrants to purchase 1,402,522 shares of our common stock remained outstanding.
2023 Sales Agreement
On November 1, 2023, we entered into an At Market Issuance Sales Agreement, or the 2023 Sales
Agreement, with B. Riley, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100 million. We have agreed to pay B. Riley an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold under the 2023 Sales Agreement. No shares of our common stock were sold pursuant to the 2023 Sales Agreement, which was terminated in January 2026.
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
2018 Equity Incentive Plan
On May 15, 2018, our stockholders approved the adoption of the 2018 Equity Incentive Plan, or 2018 Plan, as the successor to the 2011 Plan. The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Eligible participants under the 2018 Plan include our employees, consultants and non-employee directors. The number of shares reserved for issuance under the 2018 Plan
(subject to adjustment for certain changes in capitalization) is equal to the sum of (i) the unallocated shares of common stock remaining available for future grants under the 2011 Plan as of May 15, 2018, (ii) 10,000,000 newly reserved shares of common stock and (iii) the number of shares subject to awards granted under the 2002 Equity Incentive Plan, and the
2011 Plan as such shares become available from time to time, referred to as the Prior Plans’ Returning Shares. Such Prior
Plans’ Returning Shares become available for issuance under the 2018 Plan if outstanding stock awards granted under the
2002 Equity Incentive Plan and the 2011 Plan, after May 15, 2018, expire or terminate for any reason prior to exercise or settlement or are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or, subject to certain exceptions, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. In May 2025 and May 2023, our stockholders approved amendments to our 2018 Equity Incentive Plan to increase the total number of shares issuable under such plan by

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20,000,000 and 43,360,000,shares of our common stock, respectively. As of December 31, 2025, an aggregate total of
98,971,971 shares of common stock have been reserved under the 2018 Equity Incentive Plan, with 51,542,796 available for future grants.
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
We grant service-based and performance-based stock options to employees under the 2018 Plan. Service-
based stock options generally vest over a period of four years from the date of the stock option grant. Performance-based stock options vest upon the achievement of specified milestones. Other stock awards (restricted stock awards and restricted stock units) have variable vesting schedules as determined by our board of directors on the date of grant.
Under certain circumstances, stock options may be exercised prior to vesting, subject to our right to repurchase the shares underlying such stock option at the exercise price paid per share. Our repurchase rights would generally terminate on a vesting schedule identical to the vesting schedule of the exercised stock option. During 2025 and
2024, we did not repurchase any shares under the 2018 Plan. As of December 31, 2025, we have no shares outstanding subject to repurchase under the 2018 Plan.
As of December 31, 2025, our Non‑Employee Director Compensation Policy adopted by our board of directors in March 2014, as amended, provides for the automatic grant to non‑employee directors of the following types of equity awards under the 2018 Plan:
•First Director Option. Each person who becomes a non‑employee director, whether by election by our stockholders or by appointment by our board of directors to fill a vacancy, will automatically be granted a stock option to purchase 270,000 shares of common stock, or First Director Option, on the date such person first becomes a non‑employee director. The First Director Option vests annually over three years upon each anniversary date of appointment to our board of directors.
•Subsequent Director Option. Each non‑employee director (other than any director receiving a First Director
Option on the date of the annual meeting) will automatically be granted a subsequent stock option to purchase
180,000 shares of common stock, a Subsequent Director Option, on the date of the annual meeting of stockholders in each year during such director’s service on our board of directors. The Subsequent Director Option vests in full on the earlier of: (i) the date of the next annual meeting of our stockholders or (ii) the first anniversary of the date of grant.
2018 Inducement Award Plan
In December 2018, our board of directors approved the adoption of the 2018 Inducement Award Plan, or the Inducement Plan, pursuant to which we reserved 3,000,000 shares of our common stock to be used exclusively for grants of inducement awards to individuals who were not previously Geron employees or non-employee directors, other than following a bona fide period of non-employment. Since adoption of the Inducement Plan, the compensation committee of our board of directors, or the compensation committee, has approved amendments to our Inducement Plan to increase the aggregate total number of shares issuable under such plan to 51,300,000 shares of our common stock. The most recent amendment, approved by the compensation committee in August 2025, increased the total number of shares issuable under such plan by 11,000,000 shares of our common stock. As of December 31, 2025, an aggregate total of
43,818,645 shares of common stock have been reserved under the Inducement Plan, with 5,137,263 available for future grants.
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Directors’ Market Value Stock Purchase Plan
In October 2018, our board of directors adopted a Directors’ Market Value Stock Purchase Plan, or the
Directors Market Plan. A total of 1,000,000 shares of our common stock have been reserved for the Directors Market Plan.
Under the Directors Market Plan, non-employee directors may purchase shares of our common stock at the prevailing market price on the purchase date with cash compensation payable to them for their services as a board member. As stated
in Geron’s Non-Employee Director Compensation Policy, each non-employee director receives annual cash compensation, payable quarterly in arrears, for their services on the board and various committees of the board. As provided in the Non-
Employee Director Compensation Policy, a non-employee director may elect to receive fully vested shares of common stock in lieu of cash and such shares shall be issuable from the Directors Market Plan.
Stock-Based Compensation
The following table summarizes the stock‑based compensation expense included in research and development and selling, general and administrative expenses:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Research and development	$8,388	$9,595	$7,765
Selling, general and administrative	17,055	21,725	11,589
Total	$25,443	$31,320	$19,354
Stock-based compensation of $1.3 million and $0.7 million was capitalized to inventory for the twelve months ended December 31, 2025 and 2024, respectively, and was excluded from the table above. No stock-based compensation was capitalized to inventory for the twelve months ended December 31, 2023. Stock-based compensation of approximately
$0.3 million and $0.1 million was included in cost of goods sold for the twelve months ended December 31, 2025 and
2024, respectively.
The following table summarizes share-based compensation expense associated with each of our stock-based compensation programs:

	Year Ended December 31,
(In thousands)	2025		2024	2023
Service based options	$24,733		$24,863	$15,722
Performance based options	29		6,538	3,167
Restricted stock units	1,266		$—	$—
Employee stock purchase plan	719		$661	$465
Total	$26,747	$—	$32,062	$19,354
The table above was not adjusted for stock-based compensation amounts capitalized to inventory for the twelve months ended December 31, 2025 and 2024.
As of December 31, 2025, total compensation cost related to unvested share‑based payment awards not yet recognized, net of estimated forfeitures, and assuming no probability of achievement for outstanding performance-based stock options, was $40.7 million, which is expected to be recognized over the next 37 months on a weighted‑average basis.
In 2025, 2024, and 2023, we recorded stock‑based compensation expense of $0.1 million, $0.1 million and
$0.7 million for stock options held by consultants, respectively. This stock‑based compensation expense is included in the tables above.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table presents stock option activity for the year ended December 31, 2025:

	Outstanding Stock Options
			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)	Per Share	(In years)	(In thousands)
Balance at December 31, 2024	75,967	$2.39
Granted	35,540	$1.74
Exercised	(1,275)	$1.19
Forfeited or expired	(27,862)	$2.62
Balance at December 31, 2025	82,370	$2.06	5.86	$2,613
Exercisable at December 31, 2025	45,954	$2.18	3.54	$1,788
Fully vested and expected to vest at December 31, 2025	78,935	$2.07	5.72	$2,525
The weighted-average estimated fair value of stock options granted during the years ended December 31,
2025, 2024 and 2023 was $1.17, $2.05 and $1.95 per share, respectively. The total pretax intrinsic value of stock options exercised during 2025, 2024, and 2023 was $0.5 million $41.2 million and $12.0 million, respectively. The intrinsic value was calculated as the difference between the fair value of the Company's common stock and the exercise price of the option. Cash received from the exercise of stock options in 2025, 2024, and 2023 totaled approximately $1.5 million, $31.6 million and $12.4 million, respectively. The total grant date fair value of options vested during 2025, 2024, and 2023 was
$41.5 million, $60.6 million, and $40.6 million, respectively.
The fair value of stock options granted has been estimated using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility range	72% to 74%	72% to 87%	82% to 83%
Risk-free interest rate range	3.7% to 4.5%	3.5% to 4.6%	3.42% to 4.94%
Expected term range	6.0 yrs	6.0 yrs	6.0 yrs
In 2025, 2024, and 2023, our board of directors awarded 67,000, 208,100 and 832,790 performance-based stock options, respectively, to certain employees. These performance-based stock options are included in the outstanding stock options table above. Performance-based stock options vest only upon achievement of discrete milestones.
Restricted Stock Units
We grant service-based restricted stock units ("RSUs") under our equity plans to employees. The service-
based vesting period for an employee RSU is generally four years from the date of the grant.
The following table summarizes the activity for RSUs:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2024	—	—
Granted	5,336,250	2.22
Vested	—	—
Forfeited	(2,186,500)	2.42
Unvested at December 31, 2025	3,149,750	2.08

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Awards
For the years ended December 31, 2025, 2024 and 2023, we issued 22,073, 8,351 and 36,864 shares of common stock, respectively, under the Directors Market Plan. The weighted average grant date fair value of stock granted during the years ended December 31, 2025 2024 and 2023 was $1.42, $3.84 and $2.37 per share, respectively. The total fair value of vested stock grants during 2025, 2024 and 2023 was less than $0.1 million, less than $0.1 million and $0.1 million, respectively.
Employee Stock Purchase Plan
In March 2014, our board of directors adopted the 2014 Employee Stock Purchase Plan, or 2014 Purchase
Plan. The 2014 Purchase Plan was approved by our stockholders in May 2014. The 2014 Purchase Plan replaced the 1996
Employee Stock Purchase Plan, or 1996 Purchase Plan, which was terminated effective as of the date the 2014 Purchase
Plan was approved by our stockholders. In May 2022, our stockholders approved an amendment to our 2014 Purchase Plan to increase the total number of shares issuable under such plan by 1,000,000 shares of our common stock, for an aggregate total reserve of 2,000,000 shares. In the May 2025 annual meeting, stockholders approved an amendment to increase the reserve for the 2014 Purchase Plan by 6,000,000 shares, for an aggregate total reserve of 8,000,000 shares. At
December 31, 2025, an aggregate of 2,380,619 shares of our common stock have been issued under the 2014 Employee
Stock Purchase Plan since its adoption.
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
The fair value of employee stock purchases has been estimated using the Black-Scholes option‑pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility range	69%. to 89%	72% to 119%	79% to 83%
Risk-free interest rate range	4.0% to 4.3%	4.8% to 5.4%	4.73% to 5.4%
Expected term range	6 - 12 mos	6 - 12 mos	6 - 12 mos
The weighted average estimated fair value of employees’ purchase rights for the years ended December 31,
2025, 2024 and 2023 was $1.05, $0.82 and $1.10 per share, respectively.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of December 31, 2025 is as follows:

Outstanding stock options and unvested RSUs	86,110,557
2011 Plan, 2018 Plan and Inducement Plan	57,528,890
Employee stock purchase plan	5,619,381
Warrants outstanding	29,293,291
Total	178,552,119

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. NET LOSS PER COMMON SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the periods presented without consideration of potential common shares.
Since we incurred a net loss for 2025, 2024, and 2023, the diluted net loss per share calculation excludes potential dilutive securities of 86,350,703, 77,369,889 and 75,458,854 shares, respectively, related to outstanding stock options and warrants, as their effect would have been anti-dilutive.
In March 2024, we completed an underwritten public offering of 41,999,998 shares of our common stock and a pre-funded warrant to purchase 8,002,668 shares of our common stock, or the 2024 pre-funded warrant. In January
2023, we completed an underwritten public offering of 68,007,741 shares of our common stock and a pre-funded warrant to purchase 25,000,000 shares of our common stock, or the 2023 pre-funded warrant. In April 2022, we entered into an underwriting public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase
18,095,238 shares of our common stock, also known as the 2022 pre-funded warrant. In May 2020, we entered into an underwriting agreement public offering of our common stock, pursuant to which we issued a pre-funded warrant to purchase 8,335,239 shares of our common stock, or the 2020 pre-funded warrant. The pre-funded warrants are exercisable immediately at an exercise price of $0.001 per share. We included the 2024 pre-funded warrant, the 2023 pre-funded warrant, the 2022 pre-funded warrant and the 2020 pre-funded warrant in the computation of basic net loss per share, as applicable, since their exercise price is negligible, and they may be exercised at any time. See Note 11 on Stockholders'
Equity for further discussion of our public offerings.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Domestic	(82,358)	(174,737)	(181,884)
Foreign	(1,067)	215	150
Total	(83,425)	(174,522)	(181,734)
Provision for (benefit from) income taxes was as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
State	—	398	—
Foreign	75	51	22
Total	75	449	22
The following table reconciles the federal statutory tax rate to the effective income tax rate from continuing operations:

	Year Ended December 31,
	2025		2024		2023
	Amount		Amount		Amount
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Tax at statutory rate	(17,535)	21.0%	(36,660)	21.0%	(38,667)	21.0%
State income tax, net of federal benefit	—	—	398	(0.2)	—	—
Federal and state tax credits	(2,233)	2.7	(4,128)	2.4	(7,591)	4.1
Stock-based compensation	2,588	(3.1)	(224)	0.1	564	(0.3)
Stock Based compensation - 162(m)	1,578	(1.9)	3,014	(1.7)	1,750	(0.9)
Net operating loss not benefitted	7,717	(9.2)	862	(0.5)	10,451	(5.7)
Foreign rate difference	315	(0.4)	16	—	(9)	—
Change in unrecognized tax benefit	(3)	—	(615)	0.4	13	—
Other	312	(0.4)	180	(0.1)	52	—
Change in valuation allowance	7,336	(8.8)	37,606	(21.7)	33,459	(18.2)
Effective tax rate	75	(0.1)%	449	(0.3)%	22	0.0%

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
(In thousands)	2025	2024

Net operating loss carryforwards	$278,382	$272,970
Federal and state tax credits	72,360	70,492
Capitalized research and development	34,747	39,503
Stock-based compensation	11,063	8,353
Revenue Participation	32,758	29,547
Operating lease liabilities	618	767
Other	15,266	8,963
Total deferred tax assets	445,194	430,595
Less: valuation allowance	(444,650)	(429,913)
Net deferred tax assets	544	682

Operating leases, right-of-use assets	(544)	(682)
Total deferred tax liabilities	(544)	(682)
Total net deferred tax assets	$—	$—
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
The valuation allowance increased by $14.7 million and $35.0 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, we had domestic federal net operating loss carryforwards of approximately $1.0 billion. Of this, $561.7 million will expire at various dates beginning in 2026 through 2037 and the remaining will carryforward indefinitely under the new tax laws, but is subject to an 80% taxable income limitation for tax years beginning after December 31, 2017. As of December 31, 2025, we had state net operating loss carryforwards of approximately $871.8 million expiring at various dates beginning in 2028 through 2045. We also had federal tax credit carryforwards of approximately $81.9 million expiring at various dates beginning in 2026 through 2045, if not utilized. Our state tax credit carryforwards of approximately $22.6 million carry forward indefinitely.
Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.
We adopted the provision of the standard for accounting for uncertainties in income taxes on January 1,
2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized tax benefits. At December 31,
2025, we had approximately $28.8 million of unrecognized tax benefits, none of which would currently affect our effective tax rate if recognized due to our net deferred tax assets being fully offset by a valuation allowance.

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2024	$28,310
Decrease related to prior year tax positions	(583)
Increase related to current year tax positions	1,094
Balance as of December 31, 2025	$28,821
If applicable, we would classify interest and penalties related to uncertain tax positions in income tax expense. Through December 31, 2025, there has been no interest expense or penalties related to unrecognized tax benefits.
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
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. We have accounted for the provisions of the OBBBA in our consolidated financial statements. The changes did not impact income taxes due to its cumulative tax loss and tax effect of a full valuation allowance against those balances.
14. CONSOLIDATED STATEMENTS OF CASH FLOWS DATA

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Supplemental operating and investing activities:
Net unrealized loss on marketable securities	$(45)	$88	$(431)
Reclassification between prepaid and other current assets and deposits and other assets	—	—	—
Interest paid	$11,712	$10,364	$7,017
15. SEGMENT REPORTING
We are currently developing therapies for the treatment of hematologic malignancies. To date, our only source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024.
Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.
For the year ended December 31, 2025, we have identified one operating and reportable segment. We define our operating segments based on internally reported financial information that is regularly reviewed by the Chief
Operating Decision Maker or CODM to analyze financial performance, make decisions, and allocate resources. Our Chief
Executive Officer is the CODM.
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the year ended December 31,
2025 and 2024:

	Year Ended December 31,
(in millions)	2025	2024
Revenues:
Product revenue, net	183.6	76.5
Royalties	0.3	0.5
Total revenues	$183.9	$77.0
Operating expenses:
Cost of goods sold	4.7	1.3
Research and development
Research and clinical expenses	54.2	67.9
Chemistry, manufacturing, and control expenses	9.8	26.2
Restructuring charges	8.6	—
Selling, general and administrative
Commercial expenses	78.6	72.0
Restructuring charges	8.4	—
Other segment expenses*	88.2	83.3
Total operating expenses	$252.5	$250.7
Loss from operations	(68.6)	(173.7)
Total interest and other income (expense)	(14.9)	(0.9)
Net loss	$(83.5)	$(174.6)
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

GERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. RESTRUCTURING
In December 2025, the board of directors approved a workforce reduction representing approximately one-third of our workforce prior to the reduction in headcount. We incurred approximately $17.0 million in restructuring and restructuring-related charges, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs. The charges were recorded within restructuring charges line item within the consolidated statements of operations. We estimate the workforce reduction will be substantially completed in the first quarter of 2026. There were no restructuring charges in 2024 or 2023.

(In millions)	Restructuring
Accrued balance as of December 31, 2024	$—
Expenses	17.0
Payments	—
Foreign currency and other adjustments	—
Accrued balance as of December 31, 2025	$17.0
17. SUBSEQUENT EVENTS
Pharmakon Loan Agreement Amendment
On January 5, 2026, we entered into the First Amendment to the Loan Agreement (the “First Amendment”)
with Lenders and Biopharma Credit PLC. Pursuant to the First Amendment, the date for requesting the Tranche B Loan and the Tranche C Loan was extended from December 31, 2025 to July 30, 2026. The amendment also extended the
Makewhole Date from November 1, 2026 to May 1, 2027.  See Note 10 on Debt for additional information on the
Pharmakon Loan Agreement.
2026 Sales Agreement
On February 27, 2026, we entered into a sales agreement, or the 2026 Sales Agreement, with TD Securities
(USA) LLC, or TD Cowen, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through TD Cowen as the sales agent. We will pay TD Cowen an aggregate commission rate equal to up to 2.5% of the gross proceeds of the sales price per share for common stock sold through TD Cowen under the 2026 Sales Agreement. We are not obligated to make any sales of common stock under the
2026 Sales Agreement. Our previous 2023 Sales Agreement with B. Riley Securities, dated November 1, 2023, was terminated in January 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(I)Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this
Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Remediation of Previously Identified Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our quarterly report on Form 10-Q for the third quarter of 2025, management identified a material weakness in our internal control over financial reporting. Specifically, management identified deficiencies in the design and operation of certain Information Technology General Controls, or ITGCs, related to user access and program change management for our Enterprise Resource Planning and payment processing systems.
Consequently, IT application controls and IT dependent manual business process controls that rely upon information from these systems, were also deemed ineffective.
We implemented measures and took steps designed to address the underlying causes of the material weakness, which we determined were influenced by changes in our personnel and IT processes and the rapid growth of our company in 2025. Our remediation efforts included enhancing the design of our ITGC-related controls, as well as providing training to relevant personnel on the design and operation of our ITGCs. We completed the implementation of the remediation measures and through testing of our internal controls, management has determined that the controls related to these remediation measures were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weakness was remediated as of December 31, 2025.
(II)Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(III)Management’s Report on Internal Control over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our
Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of
Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
(IV)Report of Independent Registered Public Accounting Firm
This Report includes an attestation report of our independent registered public accounting firm. It is set forth in Item 8 above.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Certain information required by Part III is omitted from this Report because we will file with the U.S.
Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Geron’s Annual Meeting of Stockholders expected to be held in May 2026, or the Proxy
Statement, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference, or an amendment to this Report under cover of Form 10-K/A containing the information required by this Part III.

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
Identification of Executive Officers
The information required by this item concerning our executive officers is set forth in Part I, Item 1 of this
Report.
Code of Ethics
We have adopted a Code of Conduct with which all our directors, employees and members of our executive management team, including our Chief Executive Officer and Chief Financial Officer, are required to adhere in discharging their work-related responsibilities. Our Code of Conduct is available in its entirety on the Corporate Governance page in the Investors & Media section of our website at http://ir.geron.com and to any stockholder otherwise requesting a copy..
This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this
Report.. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to our directors or members of our executive management team, will be made available through our website as they are adopted. Accordingly, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website.
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
(2)Financial Statement Schedules
Financial statement schedules are omitted because they are not required or the information is disclosed in the financial statements listed in Item 15(a)(1) above.
(3)Exhibits

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.

3.1	Restated Certificate of Incorporation	3.3	8‑K	May 18, 2012	000‑20859
3.2	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8‑K	May 18, 2012	000‑20859
3.3	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 7, 2019	000-20859
3.4	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	May 13, 2021	000-20859
3.5	Certificate of Amendment of the Restated Certificate of Incorporation	3.1	8-K	June 2, 2023	000-20859
3.6	Amended and Restated Bylaws of Registrant	3.1	8‑K	December 15, 2023	000‑20859
4.1	Description of Capital Stock	4.1	10-K	February 28, 2024	000-20859
4.2	Form of Common Stock Certificate	4.1	10‑K	March 15, 2013	000‑20859
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	May 26, 2020	000‑20859
4.4	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 30, 2022	000‑20859
4.5	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	January 6, 2023	000‑20859
4.6	Form of Pre-Funded Warrant to Purchase Common Stock	4.1	8-K	March 20, 2024	000-20859
10.1	Form of Indemnification Agreement	10.1	10‑K	March 7, 2012	000‑20859
10.2	2011 Incentive Award Plan*	10.1	8‑K	May 16, 2011	000‑20859

10.3	Form of Stock Option Agreement under 2011 Incentive Award Plan*	10.11	10‑K	March 15, 2013	000‑20859
10.4	Form of Restricted Stock Award Agreement under 2011 Incentive Award Plan*	10.12	10‑K	March 15, 2013	000‑20859
10.5	Form of Non‑Employee Director Stock Option Agreement under 2011 Incentive Award Plan*	10.2	10‑Q	May 7, 2015	000‑20859
10.6	2018 Equity Incentive Plan, as amended*	10.1	8-K	May 27, 2025	000-20859
10.7	UK Sub-Plan to 2018 Equity Incentive Plan*	10.1	10-Q	November 7, 2022	000-20859
10.8	Form of 2018 Equity Incentive Plan Option Agreement (Time Based)*	10.2	10-Q	November 7, 2022	000-20859
10.9	Form of 2018 Equity Incentive Plan Option Agreement (Performance Based)*	10.3	10-Q	November 7, 2022	000-20859
10.10	Form of Non-Employee Director Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.13	10-K	March 7, 2019	000-20859
10.11	Form of Performance-Vesting Stock Option Agreement under 2018 Equity Incentive Plan, as amended*	10.15	10-K	March 7, 2019	000-20859
10.12	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan*	10.12	10-K	February 26, 2025	000-20859
10.13	2018 Inducement Award Plan, as amended *	10.3	8-K	August 6, 2025	000-20859
10.14	UK Sub-Plan to 2018 Inducement Award Plan*	10.5	10-Q	November 7, 2022	000-20859
10.15	Form of Stock Option Agreement under 2018 Inducement Award Plan, as amended*	10.19	10-K	March 7, 2019	000-20859
10.16	Form of Performance-Vesting Stock Option Agreement under 2018 Inducement Award Plan*	10.20	10-K	March 7, 2019	000-20859
10.17	Form of Restricted Stock Unit Agreement under 2018 Inducement Award Plan*	10.17	10-K	February 26, 2025	000-20859
10.18	2014 Employee Stock Purchase Plan, as amended*	10.2	8‑K	May 27, 2025	000‑20859
10.19	Form of 2018 Inducement Award Plan Option Agreement (Time Based)*	10.6	10-Q	November 7, 2022	000‑20859
10.20	Form of 2018 Inducement Award Plan Option Agreement (Performance Based)*	10.7	10-Q	November 7, 2022	000‑20859
10.21	Non-Employee Director Compensation Policy, as amended*
10.22	Directors’ Market Value Stock Purchase Plan, effective October 1, 2018*	10.1	10-Q	November 1, 2018	000-20859
10.23	Amended and Restated Severance Plan, effective as of August 1, 2025*	10.20	8-K	August 6, 2025	000-20859
10.25	Amended and Restated Employment Agreement between the Registrant and Andrew J. Grethlein, effective as of January 31, 2019*	10.31	10-K	March 7, 2019	000-20859
10.27	Employment Agreement by and between the Registrant and Michelle Robertson, effective as of September 25, 2023*	10.2	10-Q	November 2, 2023	000-20859
10.28	Employment Agreement by and between the Registrant and James Ziegler, effective as of September 9, 2024*	10.21	10-Q	November 7, 2024	000-20859
1

10.29	Employment Agreement by and between the Registrant and Joseph Eid, effective as of November 11, 2024*	10.29	10-K	February 26, 2025	000-20859
10.30	Employment Agreement by and between the Registrant and Harout Semerjian, effective August 7, 2025	10.10	8-K	August 6, 2025	000-20859
10.30	Office Lease Agreement by and between Registrant and 3 Sylvan Realty LLC, effective as of April 30, 2019	10.18	10-Q	May 2, 2019	000‑20859
10.31	Offer Letter by and between the Registrant and Dawn C. Bir, effective as of March 17, 2025*	10.2	10-Q	May 7, 2025	000-20859
10.32	Office Lease Agreement by and between Registrant and Hudson Metro Center LLC, effective as of October 9, 2019	10.1	8-K	October 15, 2019	000‑20859
10.33	Loan Agreement, dated November 1, 2024, among Registrant, BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership^	10.33	10-K	February 26, 2025	000-20859
10.34	Revenue Participation Right Purchase and Sale Agreement, dated November 1, 2024, by and between Registrant and Royalty Pharma Development Funding, LLC^	10.3	10-K	February 26, 2025	000-20859
10.35	First Amendment to Loan Agreement, dated January 5, 2026, among the Registrant, BioPharma Credit Investments V (Master) LO and BPCR Limited Partnership
10.37	Amended and Restated Employment Agreement between the Registrant and John A. Scarlett, M.D., effective as of January 31, 2019*	10.29	10-K	February 26, 2025	000-20859
10.39	Employment Agreement by and between the Registrant and Ahmed ElNawawi, effective October 20, 2025
10.40	Employment Agreement between the Registrant and Faye Feller, effective July 9, 2022
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm[1]
24.1	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**

97.1	Incentive Compensation Recoupment Policy, effective October 2, 2023*	97.1	10-K	February 28, 2024	000-20859
101
The following materials from the Registrant’s
annual report on Form 10‑K for the year ended
December 31, 2025, formatted in Inline
Extensible Business Reporting Language
(iXBRL) include: (i) Consolidated Balance
Sheets as of December 31, 2025 and 2024 (ii)
Consolidated Statements of Operations,
Consolidated Comprehensive Loss, Stockholders’
Equity and Cash Flows for each of the three years
in the period ended December 31, 2025, and (iii)
Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
^Certain portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant customarily and actually treats as private or confidential.
*Management contract or compensation plan or arrangement.
**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the
Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.
ITEM 16. FORM 10‑K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERON CORPORATION

Date: March 2, 2026	By:	/s/ Michelle Robertson
MICHELLE ROBERTSON Executive Vice President, Finance, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Harout Semerjian and Michelle Robertson, and each one of them, attorneys‑in‑fact for the undersigned, each with the power of substitution, for the undersigned in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his or her substitutes, may do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROUT SEMERJIAN	President, Chief Executive Officer and (Principal Executive Officer)	March 2, 2026
HAROUT SEMERJIAN

/s/ MICHELLE ROBERTSON	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2026
MICHELLE ROBERTSON

/s/ DAWN C. BIR	Director	March 2, 2026
DAWN C. BIR

/s/ V. BRYAN LAWLIS	Director	March 2, 2026
V. BRYAN LAWLIS

/s/ JOHN MCDONALD	Director	March 2, 2026
JOHN F. McDONALD

/s/ SUSAN MOLINEAUX	Director	March 2, 2026
SUSAN M. MOLINEAUX

/s/ ELIZABETH G. O’FARRELL	Chair of the Board	March 2, 2026
ELIZABETH G. O’FARRELL

/s/ ROBERT J. SPIEGEL	Director	March 2, 2026
ROBERT J. SPIEGEL