Form 10-Q
period 2026-03-31
GERON CORP
filed 2026-05-06
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 1, 2026:
Common Stock, $0.001 par value	641,520,974 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$68,895	$77,560
Restricted cash	1,884	1,880
Marketable securities	243,506	280,359
Accounts receivable, net	41,882	36,987
Interest and other receivables	2,213	2,239
Inventory	133,287	116,636
Prepaid and other current assets	6,864	4,610
Total current assets	498,531	520,271
Noncurrent marketable securities	26,686	41,289
Property and equipment, net	1,000	884
Operating leases, right-of-use assets	1,959	2,151
Deposits and other assets	5,944	5,945
	$534,120	$570,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,720	$11,257
Accrued compensation and benefits	9,488	30,497
Operating lease liabilities	1,007	1,000
Liability related to sale of future royalties	19,390	17,448
Accrued liabilities	30,965	51,340
Total current liabilities	73,570	111,542
Noncurrent operating lease liabilities	1,226	1,445
Noncurrent liability related to sale of future royalties	110,383	112,134
Noncurrent debt	119,833	119,547
Total liabilities	305,012	344,668
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	641	640
Additional paid-in capital	2,088,141	2,080,804
Accumulated deficit	(1,859,483)	(1,855,841)
Accumulated other comprehensive income (loss)	(191)	269
Total stockholders' equity	229,108	225,872
	$534,120	$570,540
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Revenues:
Product revenue, net	$51,771	$39,436
Royalties	66	167
Total revenues	$51,837	$39,603
Costs and operating expenses:
Cost of goods sold	1,692	1,206
Research and development	14,956	15,078
Selling, general and administrative	35,425	40,023
Restructuring charges	(394)	—
Total costs and operating expenses	$51,679	$56,307
Income (loss) from operations	158	(16,704)
Interest income	3,421	5,152
Interest expense	(7,147)	(8,200)
Other income (expense), net	(74)	(83)
Net loss	$(3,642)	$(19,835)

Basic and diluted net loss per share	$(0.01)	$(0.03)

Weighted-average shares used in calculating basic and diluted net loss per share	669,375	665,905
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net loss	$(3,642)	$(19,835)
Net unrealized gain (loss) on marketable securities	(412)	55
Foreign currency translation adjustment	(48)	(12)
Comprehensive loss	$(4,102)	$(19,792)
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	639,856	$640	$2,080,804	$(1,855,841)	$269	$225,872
Net loss	—	—	—	(3,642)	—	(3,642)
Other comprehensive loss	—	—	—	—	(412)	(412)
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Issuance of common stock in connection with exercise of warrants	—	—	1,511	—	—	1,511
Issuances of common stock under equity plans	1,172	1	913	—	—	914
Stock-based compensation related to issuances of common stock and options for services	5	—	13	—	—	13
Stock-based compensation for equity-based awards to employees and directors	—	—	4,900	—	—	4,900
Balance at March 31, 2026	641,033	$641	$2,088,141	$(1,859,483)	$(191)	$229,108

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,388	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive loss	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of pre-funded warrant	30,370	31	—	—	—	31
Issuance of common stock under equity plans	155	—	256	—	—	256
Stock-based compensation related to issuances of common stock and options for services	5	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,918	$637	$2,059,473	$(1,792,176)	$304	$268,238
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,642)	$(19,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	131
Accretion and amortization on investments, net	(1,069)	(2,210)
Amortization of debt issuance costs/debt discounts	286	253
Non-cash interest expense on liabilities for sales of future royalties	3,912	4,801
Stock-based compensation expense	4,913	7,423
Amortization of right-of-use assets	192	177
Increase in allowance for doubtful accounts	—	131
Changes in assets and liabilities:
Inventory	(16,651)	(17,508)
Accounts receivable, net	(4,894)	4,649
Prepaid expenses and other assets	(2,234)	(1,688)
Accounts payable	1,463	(563)
Accrued compensation and benefits	(21,009)	(13,204)
Accrued liabilities	(20,374)	(6,663)
Payments on royalty agreement	(3,721)	(3,682)
Operating lease liabilities	(212)	(191)
Net cash used in operating activities	(62,906)	(47,979)

Cash flows from investing activities:
Purchases of property and equipment	(252)	32
Purchases of marketable securities	(34,525)	(46,477)
Proceeds from maturities and sales of marketable securities	86,633	98,884
Net cash provided by investing activities	51,856	52,439

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	914	256
Proceeds from the exercise of warrants	1,511	—
Net cash provided by financing activities	2,425	256
Net effect of exchange rates on cash, cash equivalents and restricted cash	(36)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,661)	4,734
Cash, cash equivalents and restricted cash at the beginning of the period	79,440	80,876
Cash, cash equivalents and restricted cash at the end of the period	$70,779	$85,610
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, USE OF ESTIMATES AND RECENT ACCOUNTING PRONOUNCEMENTS
Business Overview
The terms “Geron”, the “Company”, “we” and “us” as used in this Report refer to Geron Corporation and its wholly-owned subsidiaries, Geron UK Limited, or Geron UK, a United Kingdom company, and Geron Netherlands B.V., or Geron Netherlands, a Netherlands company.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period. We operate as one operating segment.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Geron Corporation and its wholly-owned subsidiaries, Geron UK and Geron Netherlands. For Geron UK and Geron Netherlands, we have eliminated intercompany accounts and transactions.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accrued liabilities, revenue recognition, fair value of marketable securities, inventory valuation, operating leases (right-of-use assets), lease liabilities, income taxes, and stock-based compensation and interest expense related to sale of future royalties. We base our estimates on historical experience and on various other market specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2025 Form 10-K.
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
years beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB are not believed by management to have a material impact on our financial statements.

2. REVENUE RECOGNITION
Net Product Revenue
To date, our only source of product revenue has been from the U.S. sales of RYTELO, which we began shipping to our customers in June 2024. To date, product revenue pursuant to Named Patient Programs outside of the U.S. have been not material.
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gross product revenue	$65,353	$45,312
Gross-to-net adjustments:
Chargebacks	(8,164)	(4,171)
Distributor service fees	(2,169)	(1,526)
Government rebates	(1,658)	(66)
Sales returns and allowances	(1,591)	(113)
Total gross-to-net adjustments	(13,582)	(5,876)
Net product revenue	$51,771	$39,436

3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials	$15,603	$8,927
Work-in-process	99,118	91,969
Finished goods	18,566	15,740
Total inventory	$133,287	$116,636

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Financial Instruments
Cash Equivalents and Marketable Securities
Cash equivalents, restricted cash and marketable securities by security type at March 31, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$43,727	$—	$—	$43,727
Commercial paper	4,995	—	—	4,995
	$48,722	$—	$—	$48,722

Restricted cash:
Money market fund	$1,610	$—	$—	$1,610
Certificate of deposit	274	—	—	274
	$1,884	$—	$—	$1,884

Marketable securities:
U.S. Treasury securities (due in less than one year)	$14,980	$5	$—	$14,985
Municipal securities (due in less than one year)	10,023	1	(2)	10,022
Municipal securities (due in one to two years)	2,024	—	(7)	2,017
Government-sponsored enterprise securities (due in less than one year)	2,960	—	(1)	2,959
Commercial paper (due in less than one year)	66,584	5	(28)	66,561
Corporate notes (due in less than one year)	149,086	23	(130)	148,979
Corporate notes (due in one to two years)	24,716	—	(47)	24,669
	$270,373	$34	$(215)	$270,192

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash equivalents, restricted cash and marketable securities by security type at December 31, 2025 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$48,950	$1	$—	$48,951
Commercial paper	4,979	—	—	4,979
	$53,929	$1	$—	$53,930

Restricted cash:
Money market fund	$1,606	$—	$—	$1,606
Certificate of deposit	274	—	—	274
	$1,880	$—	$—	$1,880

Marketable securities:
U.S. Treasury securities (due in less than one year)	$22,910	$41	$—	$22,951
Municipal securities (due in less than one year)	10,032	9	—	10,041
Commercial paper (due in less than one year)	79,354	49	—	79,403
Corporate notes (due in less than one year)	167,805	175	(16)	167,964
Corporate notes (due in one to two years)	41,316	11	(38)	41,289
	$321,417	$285	$(54)	$321,648

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at March 31, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2026:
Government-sponsored enterprise securities (due in less than one year)	$2,959	$(1)	$—	$—	$2,959	$(1)
Municipal securities (due in less than one year)	4,998	(2)	—	—	4,998	(2)
Municipal securities (due in one to two years)	2,017	(7)	—	—	2,017	(7)
Commercial paper (cash equivalent)	4,995	—	—	—	4,995	—
Commercial paper (due in less than one year)	37,753	(28)	—	—	37,753	(28)
Corporate notes (due in less than one year)	93,543	(130)	—	—	93,543	(130)
Corporate notes (due in one to two years)	24,669	(47)	—	—	24,669	(47)
	$170,934	$(215)	$—	$—	$170,934	$(215)

As of December 31, 2025:
Corporate notes (due in less than one year)	17,987	(16)	—	—	17,987	(16)
Corporate notes (due in one to two years)	31,265	(38)	—	—	31,265	(38)
	$49,252	$(54)	$—	$—	$49,252	$(54)
The gross unrealized losses related to municipal securities, government-sponsored enterprise securities, commercial paper and corporate notes as of March 31, 2026 and December 31, 2025 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three months ended March 31, 2026 as we have not identified any unrealized losses for these securities attributable to credit factors. Our exposure to unrealized losses may increase in the future due to the economic pressures or uncertainties associated with local or global economic recessions as a result of ongoing geopolitical events, such as the current military conflicts between Ukraine and Russia or the United States and Iran, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. FAIR VALUE MEASUREMENTS
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
The embedded derivatives are classified within Level 3 of the fair value hierarchy. See Note 7 on Debt.
We determined the fair value of the liability related to the sale of future royalties based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3. See Note 7 on Debt.
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. In addition, there have been no changes to our valuation techniques as of March 31, 2026 and December 31, 2025.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Money market funds(1)(2)	$45,337	$—	$—	$45,337
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)(4)	—	12,038	—	12,038
U.S. Treasury securities(3)	—	14,985	—	14,985
Government-sponsored enterprises(3)	—	2,959	—	2,959
Commercial paper(1)(3)	—	71,557	—	71,557
Corporate notes(3)	—	173,648	—	173,648
Total	$45,611	$275,187	$—	$320,798
Liabilities:
Sale of future royalties(5)(6)	—	—	129,773	129,773
Total	$—	$—	$129,773	$129,773
As of December 31, 2025:
Assets:
Money market funds(1)(2)	$50,557	$—	$—	$50,557
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)	—	10,041	—	10,041
U.S. Treasury securities(3)(4)	—	22,951	—	22,951
Commercial paper(3)	—	84,382	—	84,382
Corporate notes(3)(4)	—	209,253	—	209,253
Total	$50,831	$326,627	$—	$377,458
Liabilities:
Sale of future royalties(5)(6)	—	—	129,582	129,582
Total	$—	$—	$129,582	$129,582
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. OTHER CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

(In thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Contract research organization and clinical trial costs	$4,696	$3,677
Manufacturing activities	16,107	38,657
Professional, legal and accounting fees	2,632	881
Interest payable	—	3,110
Accrued revenue adjustments	5,562	3,486
Other	1,968	1,529
	$30,965	$51,340
Accrued compensation and benefits consisted of the following as of March 31, 2026 and December 31, 2025:

(In thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Accrued bonuses	$3,530	$10,335
Accrued vacation	2,405	2,581
Accrued restructuring charges	3,106	17,032
Accrued other	447	549
	$9,488	$30,497

7. DEBT
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
On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the date before which any Term Loan prepayment is subject to a make‑whole premium, or the Makewhole Date, from November 1, 2026 to May 1, 2027. The amendment was evaluated under ASC 470-50 and determined to be a modification. The unamortized debt issuance costs will continue to be amortized over the remaining term using a revised effective interest rate. Fees incurred in connection with the amendment were not material and were expensed as incurred.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. As of March 31, 2026, the applicable interest rate was 10.80%. Interest is due and payable quarterly on the last day of each quarter. The Pharmakon Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan.
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events, and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated. We concluded that the likelihood of such acceleration is remote, and therefore all debt is classified as long‑term. As of March 31, 2026, we were in compliance with our Pharmakon Loan Agreement covenants.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of March 31, 2026 (in thousands):

2026	11,927
2027	11,927
2028	11,960
2029	134,966
Thereafter	—
Total	$170,780
Less: amount representing interest	(45,780)
Less: unamortized debt discount and issuance costs	(5,167)
Noncurrent portion of debt	$119,833
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
We accounted for the Royalty Pharma Agreement as a financing liability, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The liability related to Revenue Participation Right and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Pharma Agreement using a discounted cashflow model. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the agreement.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We have determined the fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to Royalty Pharma over the life of the arrangement, which are considered Level 3.
The following table shows the activity within the liability related to sale of future royalties during the three months ended March 31, 2026:

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2025	$129,582
Interest expense recognized	3,912
Royalty payments	(3,721)
Carrying value of liability related to sale of future royalties at March 31, 2026	$129,773

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. We intend to move to dismiss the second amended complaint.

In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the Securities Class Action. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action.
On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-cv-08575. The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the Consolidated Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On January 23 and February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors. On March 25, 2026, the board of directors similarly responded that it would defer a final decision on the demands given the other pending derivative lawsuits and the Securities Class Action.

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
Severance Plan
We maintain two severance plans: one applied to (i) employees hired on or before December 31, 2021, and (ii) employees at the Senior Vice President level and above (i.e., executives), and the other applies to non‑executive employees hired on or after January 1, 2022. The plans provide severance benefits upon qualifying terminations, including enhanced benefits in connection with a change of control. As of March 31, 2026, all executive officers have employment agreements with severance provisions and will receive the greater of the severance benefits provided under their agreements or the applicable plan (without duplication).

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. See Note 11 on Restructuring for additional information.
Purchase Commitments
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $15.9 million that can be cancelled, but would incur cancellation penalties, and approximately $37.7 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO as of March 31, 2026. Based on current plans and information available, the related commercial purchase commitments are intended to be utilized.
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
Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three months ended March 31, 2026 and 2025, the diluted net loss per share calculation excludes potential dilutive securities of 91,845,095 and 80,776,089, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

10. SEGMENT REPORTING
We are currently developing therapies for the treatment of hematologic malignancies. To date, our main source of product revenue has been from U.S. sales of RYTELO, which began shipping to customers in June 2024. Additionally, we have generated insignificant royalty and license fee revenue under agreements that out-license technology to various companies.
We have one operating and reportable segment. We define our operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker, or CODM, to analyze financial performance, make decisions, and allocate resources. Our President and Chief Executive Officer is the CODM.
The CODM reviews the segment's profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment's assets based on total assets reported on the condensed consolidated balance sheet. All long-lived assets are held in the U.S.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues:
Product revenue, net	51.8	39.4
Royalties	—	0.2
Total revenues	$51.8	$39.6
Operating expenses:
Cost of goods sold	1.7	1.2
Research and development
Research and clinical expenses	13.0	13.7
Chemistry, manufacturing, and control expenses	0.6	1.5
Restructuring charges	(0.2)	—
Selling, general and administrative
Commercial expenses	17.0	20.0
Restructuring charges	(0.2)	—
Other segment expenses*	19.8	19.9
Total interest and other income (expense)	(3.7)	(3.1)
Net loss	$(3.6)	$(19.8)

___________________________
*Other segment expenses includes stock-based compensation expense and other general and administrative expenses largely resulting from personnel costs for individuals in administrative functions and legal and professional fees.

11. RESTRUCTURING
In December 2025, the board of directors approved a workforce reduction representing approximately one-third of our workforce prior to the reduction in headcount. In 2025, we incurred approximately $17.0 million in restructuring and restructuring-related charges, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs. The charges were recorded within restructuring charges in the consolidated statements of operations.
The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three months ended March 31, 2025.

(in millions)	Restructuring
Accrued balance as of December 31, 2025	17,032
Expenses and adjustments	(394)
Payments	(13,532)
Accrued balance as of March 31, 2026	3,106

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “intends,” “will,” “should,” “projects,” “believes,” “predicts,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Report and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, titled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report.
OVERVIEW
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Report; and the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026, or the 2025 Form 10-K.
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
We commercially launched RYTELO in the U.S. in June 2024 following its approval by the U.S. Food and Drug Administration, or FDA, on June 6, 2024 for the treatment of adult patients with low- to intermediate-1 risk myelodysplastic syndromes, or lower-risk MDS, with transfusion-dependent, or TD, anemia requiring four or more red blood cell units over eight weeks who have not responded to, or have lost response to, or are ineligible for, erythropoiesis-stimulating agents, or ESAs. Lower-risk MDS is a progressive blood cancer with high unmet need, where many patients with anemia become dependent on red blood cell transfusions, which can be associated with clinical consequences and decreased quality of life. We believe that the high unmet need in lower-risk MDS and significant product differentiation, including observed benefit, of RYTELO in difficult-to-treat sub-populations such as patients with high transfusion burden and ring sideroblast negative, or RS- patients, as well as the favorable FDA label and the National Comprehensive Cancer Network, or NCCN®, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, position RYTELO to potentially compete for significant market segments in lower-risk MDS, including second-line ESA ineligible patients regardless of prior treatment or RS status and first-line ESA ineligible patients.
In March 2025, we were granted marketing authorization by the European Commission, or EC, for RYTELO as a monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. We are preparing for the planned commercialization of RYTELO in select EU markets in 2026. At this time, we are working with experienced third parties for the commercialization and marketing of RYTELO in the EU, including on critical path activities for the planned launch of RYTELO in the EU, such as reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution. To enable paid access to patients outside the U.S. through approved Named Patient Programs, or NPPs, in 2025, we partnered with Tanner Pharma, a distributor with broad global reach to support patient access. To date, product revenue pursuant to NPPs have been minimal.

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
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, cash generated from sales of RYTELO, interest income on our marketable securities, payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of March 31, 2026, we had approximately $341.0 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of March 31, 2026, we had an accumulated deficit of approximately $1.9 billion.
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility of up to $250.0 million, divided into three committed tranches: (i) a $125.0 million Tranche A Loan, which was funded on November 1, 2024; (ii) a $75.0 million Tranche B Loan, which is available subject to certain limited conditions, at our option; and (iii) a $50.0 million Tranche C Loan, which is available to us upon reaching a specified trailing twelve-month RYTELO revenue milestone, and together with the Tranche A Loan and the Tranche B Loan, collectively, the Term Loans. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the date before which any Term Loan prepayment is subject to a make‑whole premium, or the Makewhole Date, from November 1, 2026 to May 1, 2027. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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

In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. We recorded approximately $17.0 million in restructuring and restructuring-related charges in the fourth quarter of 2025, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs. The workforce reduction was substantially completed in the first quarter of 2026. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected.
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
Our commercial strategy is designed to ensure that RYTELO reaches eligible patients when they are most likely to benefit. Our commercial execution is focused on targeted engagement with high-volume accounts that treat earlier-line patients, investment in non-personal promotion and third-party education to further consistent, high-quality messaging across multiple touchpoints, and cross-functional execution of effective account management. However, our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication, particularly across appropriate second-line patients in RYTELO's approved indication, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability.
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
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in our 2025 Form 10-K.
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

The following table summarizes our results of operations for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenue, net	$51,771	$39,436	$12,335	31%
Royalties	66	167	(101)	(60)%
Total revenues	51,837	39,603	12,234	31%
Costs and operating expenses:
Cost of goods sold	1,692	1,206	486	40%
Research and development	14,956	15,078	(122)	(1)%
Selling, general and administrative expenses	35,425	40,023	(4,598)	(11)%
Restructuring charges	(394)	—	(394)	(100)%
Total costs and operating expenses	51,679	56,307	(4,628)	(8)%
Income (loss) from operations	158	(16,704)	16,862	(101)%
Interest income	3,421	5,152	(1,731)	(34)%
Interest expense	(7,147)	(8,200)	1,053	(13)%
Other income (expense), net	(74)	(83)	9	(11)%
Net income (loss)	$(3,642)	$(19,835)	$16,193	(82)%

Revenues:
Product Revenue, Net
On June 6, 2024, we announced that the FDA approved RYTELO for the treatment of adult patients with lower-risk MDS, with TD anemia requiring four or more red blood cell units over eight weeks who have not responded to, or have lost response to, or are ineligible for ESA. To date, our only source of product revenue has been from the sales of RYTELO, which we began shipping to our customers in the U.S. in June 2024.
Total product revenue, net for the three months ended March 31, 2026 and 2025 were approximately $51.8 million and $39.4 million, respectively. Product revenue, net, increased by $12.4 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes and, to a lesser extent, a higher selling price, partially offset by higher gross-to-net adjustments. The increase in sales volume was primarily driven by a higher number of patients on therapy.
Total gross-to-net adjustments for the three months ended March 31, 2026 and 2025 were 20.8% and 13.0% of gross product revenue, respectively. The increase in gross-to-net adjustments was driven by a greater proportion of sales made under governmental managed-care pricing programs and group purchasing organizations in addition to greater volume of product returns. We expect total gross-to-net adjustments to be in the percentage range of low to mid-twenties of gross product revenue in the remaining quarters of 2026.
The reconciliation of gross product revenue to product revenue, net by each significant category of gross-to-net adjustments is set forth below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gross product revenue	$65,353	$45,312
Gross-to-net adjustments:
Chargebacks	(8,164)	(4,171)
Distributor service fees	(2,169)	(1,526)
Government rebates	(1,658)	(66)
Sales returns and allowances	(1,591)	(113)
Total gross-to-net adjustments	(13,582)	(5,876)
Product revenue, net	$51,771	$39,436

Royalties
In connection with the divestiture of our human embryonic stem cell assets, including intellectual property and proprietary technology, to Lineage Cell Therapeutics, Inc. (formerly BioTime, Inc., which acquired Asterias Biotherapeutics, Inc.), or Lineage, in 2013, we are entitled to receive royalties on sales from certain research or commercial products utilizing our divested intellectual property.
We recognized royalty revenues of less than $0.1 million in the three months ended March 31, 2026, compared to $0.2 million for the same period in 2025. Royalty revenues in the three months ended March 31, 2026 and 2025 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Costs and Operating Expenses:
The following table summarizes our costs and operating expenses:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change %

Cost of goods sold	$1,692	$1,206	40%
Research and development	14,956	15,078	(1)%
Selling, general and administrative	35,425	40,023	(11)%
Restructuring charges	(394)	—	(100)%
Total costs and operating expenses	$51,679	$56,307	(8)%

Cost of Goods Sold
Cost of goods sold was approximately $1.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, which consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval was partially expensed in a prior period and is therefore excluded from the cost of goods sold for the three months ended March 31, 2026 and 2025. We estimate our cost of sales as a percentage of product revenue, net will continue to be positively impacted for at least the next 12 months as we sell through certain inventory that was partially expensed prior to FDA approval.

Research and Development Expenses
During the three months ended March 31, 2026 and 2025, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three months ended March 31, 2026 and 2025, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead.
Our research and development expenses were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025

Direct external research and development expenses:
Clinical program: imetelstat	$8,748	$6,228
Personnel-related expenses	5,282	8,225
All other expenses	926	625
Total research and development expenses	$14,956	$15,078
The decrease in research and development expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due a decrease in personnel-related costs due to lower labor costs driven by a decrease in headcount as a result of the workforce reduction in December 2025, partially offset by higher clinical trial costs associated with an increase of activity in our IMpactMF study.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $35.4 million for the three months ended March 31, 2026, compared to $40.0 million for the same period in 2025. The decrease in selling, general and administrative expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower general and administrative personnel-related expenses from decreased headcount, partially offset by additional investment in marketing programs of approximately $1.8 million and approximately $1.0 million higher legal expenses.
Restructuring Charges
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount and recorded restructuring charges of $17.0 million. Restructuring charges consisted of termination benefits such as one-time employee severance payments, healthcare and related benefits, and other employee-related costs.
For the three months ended March 31, 2026, a credit of $0.4 million in restructuring charges was recognized, primarily due to lower‑than‑expected utilization of previously accrued amounts related to healthcare and related benefits. The credit was recorded in the condensed consolidated statement of operations as restructuring charges.
The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three months ended March 31, 2025.

Interest Income
Interest income was $3.4 million for the three months ended March 31, 2026, compared to $5.2 million for the same period in 2025. The decrease in interest income for the three months ended March 31, 2026, compared to the same period in 2025, primarily reflects a decrease in interest rates between the periods and a smaller marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $7.1 million for the three months ended March 31, 2026, compared to $8.2 million for the same period in 2025. The decrease in interest expense for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower average interest rates related to the Royalty Pharma Agreement and the Pharmakon Loan Agreement, which were entered into in November 2024. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information.
Other Income (Expense), Net
Other income (expense), net was an expense of $0.1 million for each of the three months ended March 31, 2026 and 2025. Other income (expense), net primarily reflects realized losses on marketable securities and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had cash, restricted cash, cash equivalents, and marketable securities of $341.0 million, compared to $401.1 million at December 31, 2025. The decrease in cash, restricted cash, cash equivalents and marketable securities during the three months ended March 31, 2026 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds from accounts receivable.
On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provides two additional committed term loan tranches, the Tranche B Loan and the Tranche C Loan, in principal amounts of $75.0 million and $50.0 million, respectively, subject to customary conditions to fund and, in the case of the Tranche C Loan, achieving certain minimum net sales milestone. The Tranche B Loan and the Tranche C Loan could have been requested on or prior to December 31, 2025. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement with Royalty Pharma. Pursuant to the Royalty Pharma Agreement, we received $125.0 million, or the Purchase Price, in exchange for which Royalty Pharma obtained the right to receive the Royalty Payments. The Royalty Payments to Royalty Pharma are capped, such that they will cease upon reaching a multiple of 1.65 times the Purchase Price if Royalty Pharma receives Royalty Payments in that amount in respect of net sales occurring on or before June 30, 2031, or upon reaching a multiple of 2.0 times the Purchase Price thereafter. There are no other royalties payable on RYTELO, which was developed internally and is exclusively owned by Geron. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
On November 1, 2023, we entered into an At Market Issuance Sales Agreement, or the 2023 Sales Agreement, with B. Riley Securities, pursuant to which we could have elected to issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million in such quantities and on such minimum price terms as we set from time to time through B. Riley Securities as our sales agent. We have agreed to pay B. Riley Securities an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. No sales of common stock occurred under the 2023 Sales Agreement, which was terminated in January 2026.
On February 27, 2026, we entered into a sales agreement, or the 2026 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through TD Cowen as the sales agent. We will pay TD Cowen an aggregate commission rate equal to up to 2.5% of the gross proceeds of the sales price per share for common stock sold through TD Cowen under the 2026 Sales Agreement. We are not obligated to make any sales of common stock under the 2026 Sales Agreement. To date, no sales of common stock have occurred under the 2026 Sales Agreement.

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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2026, we had approximately $341.0 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches under the Pharmakon Loan Agreement, if available), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts such as the ongoing Russia and Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
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

In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales Agreement with TD Cowen, the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as further changes in tariffs and other trade restrictions and uncertainty around further escalation of trade tensions and renegotiation of existing international trade agreements, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the equity and credit markets and is expected to have further global economic consequences. For example, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility and disruption in the equity and credit markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. If the equity and credit markets deteriorate, including as a result of macroeconomic or other global conditions, such as inflation, changes in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
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
Cash Flows Used in Operating Activities
Net cash used in operations for the three months ended March 31, 2026 and 2025 was $62.9 million and $48.0 million, respectively. The increase in net cash used in operations for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to payments related to workforce reduction and inventory purchases.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 and 2025 was $51.9 million and $52.4 million, respectively. The decrease in net cash provided by investing activities for the three months ended March 31, 2026, compared to the same period in 2025, primarily reflects decreased proceeds the sale and maturities of marketable securities, partially offset by lower purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $2.4 million and $0.3 million, respectively. The increase in net cash provided by financing activities primarily reflects higher proceeds from issuances of common stock under our equity plans and proceeds from the exercise of warrants.
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

We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $15.9 million that can be cancelled, but would incur cancellation penalties, and approximately $37.7 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO. We expect to utilize all related commercial purchase commitments.
As of March 31, 2026, we had a long-term principal debt balance of $119.8 million related to the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027. We expect our interest expense to increase in future periods due to the draw down of the Tranche A Loan and potential future draw downs of the other Term Loans under the Pharmakon Loan Agreement. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Royalty Pharma Agreement, pursuant to which we received an upfront payment of $125.0 million and Royalty Pharma obtained the right to receive Royalty Payments on future U.S. net sales of RYTELO for each calendar quarter during the term of the agreement. We are obligated to make Royalty Payments each quarter based on U.S. net sales of RYTELO at the royalty rates set forth in the agreement, which Royalty Payments are not determinable at this time, until the date when the aggregate Royalty Payments equal or exceed 1.65 times the Purchase Price, if this occurs by June 30, 2031, or the date when the aggregate Royalty Payments equal or exceed 2.0 times the Purchase Price. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Royalty Pharma Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2025 Form 10-K.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 on Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements of this Report for information on legal proceedings.
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
•the relative position of RYTELO as compared to alternative treatment options in healthcare guidelines and recommendations, such as those developed by the National Comprehensive Cancer Network, or NCCN, and similar guidelines and recommendations outside the U.S.;
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

Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO in the U.S., our commercialization strategy may ultimately be unsuccessful or less successful than anticipated

As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. Our initial commercialization efforts in the U.S. have not to date achieved meaningful sales growth. Our RYTELO sales trends and resulting revenue have been and may continue to be variable. Net product revenue was approximately $51.8 million in the first quarter of 2026, $48.0 million in the fourth quarter of 2025, $47.2 million in the third quarter of 2025, and $49.0 million in the second quarter of 2025. In an effort to better execute on our plans to commercialize RYTELO and generate more meaningful product revenue, we decided to focus our commercial execution on targeted engagement with high-volume accounts that treat earlier-line patients, and invest in non-personal promotion and third-party education to reach the full breadth of the eligible patient population, while cross-functionally collaborating for effective account management. However, our revised strategy to drive RYTELO commercial growth may still not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to meet or grow projected RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts in lower-risk MDS U.S. patients, particularly in second-line lower-risk MDS, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, we may not be able to generate meaningful revenue from the commercialization of RYTELO in lower-risk MDS, or may require significant additional capital and financial resources to do make further investment in our commercial operations. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. For details regarding these legislative and regulatory changes and proposed changes regarding the healthcare system that may affect our ability to operate, see Item 1 “Business - Healthcare Reform” in the 2025 Form 10-K.

In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including the Medicare Drug Price Negotiation Program, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation Program provisions of the law are currently subject to legal challenges. Further, the final CY 2026 Medicare Physician Fee Schedule rule, issued by the Centers for Medicare & Medicaid Services, among other things, increases bona fide service fee documentation requirements, defines “bundled arrangement,” to require “unbundling” of both contingent and non-contingent discounts and includes sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.

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

Although we have received a permanent and product-specific J-Code (J0870) for RYTELO which became effective on January 1, 2025, coverage may significantly change or may be more limited than the indications for which the drug is approved by the FDA or similar international regulatory authorities. Coverage and reimbursement may impact the demand for, or the price of RYTELO, and reimbursement policies in the U.S., the EU, and other jurisdictions may evolve which may adversely impact our ability to successfully commercialize RYTELO. Even if favorable coverage and reimbursement status is attained for RYTELO in additional indications or jurisdictions for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Moreover, we have in the past increased and may in the future increase the price of RYTELO, and there is no guarantee that price adjustments that we have taken or may take in the future will not negatively affect our ability to secure and maintain coverage and reimbursement for RYTELO, which could limit the price that we charge for RYTELO, limit the commercial opportunities for RYTELO and/or negatively impact our sales volumes and net revenues from sales of RYTELO. In any event, if coverage and reimbursement are not available or the reimbursement amount is inadequate, we may not be able to successfully commercialize RYTELO, which would negatively impact our business and business prospects.

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

Our strategy to drive sales growth and our ongoing commercialization efforts has not to date achieved and may not in the future achieve the rate of market acceptance by the healthcare community or breadth of eligible patient segments that we expect, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. While our current priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication, we may be unable to do so in a timely manner or at all, which would limit RYTELO's growth potential and which could delay or preclude our ability to generate meaningful revenue from product sales and to achieve profitability. Furthermore, RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:

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

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. While we believe our proprietary oligonucleotide chemistry; experience with the biological mechanisms related to RYTELO, telomeres and telomerase; clinical data to date indicating potential disease-modifying activity with RYTELO treatment; and knowledge and expertise around the development of potential treatments for myeloid hematologic malignancies may provide us with certain competitive advantages, we face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. RYTELO competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of. A discussion of current and potential future competitors of RYTELO can be found in the sub‑section titled “Competition” in Part I, Item 1, titled “Business” in the 2025 Form 10-K.

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

The regulatory frameworks and practices of the FDA, EMA/EC and comparable authorities in other countries may change over time, and we cannot predict the nature, timing, or impact of any such developments. We cannot project with certainty if or when we might submit or gain regulatory approval for RYTELO for other indications or in other jurisdictions. The FDA, EMA/EC and other regulatory authorities exercise broad discretion throughout the product review and approval process, including in determining the specific conditions for submission, including the requirement for a pre-approval inspection of RYTELO’s listed manufacturing facility. As a result, the FDA, EMA/EC and other authorities may delay or extend application review, may decline to accept an application for substantive review, or may conclude, after review, that the information provided is inadequate to obtain or maintain approval of RYTELO. Any such decision could materially and adversely affect the timing of potential approval and our business prospects. If the FDA, for instance, determines that an NDA is not sufficiently complete for filing or issues a complete response letter, or CRL, requiring additional data or clarification, we may be required to resubmit the application and any such resubmission or CRL‑driven delays could significantly postpone review and potential approval RYTELO for other indications. Even if we resubmit an NDA, it remains uncertain whether the FDA will ultimately accept the completed application or additional data, and any such outcome could delay or prevent approval of RYTELO for other indications.

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

Our regulatory approval for RYTELO in lower-risk MDS in the U.S. and EU are subject to non-clinical, clinical and manufacturing post-marketing requirements and/or commitments, including the requirement to assess the long-term safety of RYTELO (imetelstat) in the Phase 3 IMerge trial and a clinical trial to evaluate alternative dosing regimens in lower-risk MDS, with timelines for completion and reporting established by the FDA. In the EU, our regulatory approval for RYTELO in certain patients with TD anemia due to lower-risk MDS is subject to our commitment to submit the results from certain ongoing non-clinical and clinical studies required by the FDA, including the assessment of the long-term safety of RYTELO in the extension to the Phase 3 IMerge trial. In addition, RYTELO and the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities related to RYTELO will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, compliance with good pharmacovigilance practices, registration requirements, current Good Manufacturing Practice, or cGMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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

Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements, or failure to complete post-marketing requirements on the timeline required, may result in administrative, civil or criminal penalties. This could also result in delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties, among others. If RYTELO is approved outside the U.S. and the EU, we will be subject to similar requirements, considerations and risks in other regions.
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

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in the U.S. for lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications, such as in relapsed/refractory MF.

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

Our arrangements with HCPs and others who have the ability to influence the recommendation and prescription of RYTELO may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations, including anti-kickback and false claims laws; data privacy and security laws, including the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH; and transparency laws related to payments and/or other transfers of value made to physicians, other healthcare professionals and teaching hospitals. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction.These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we market, sell and distribute RYTELO. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see Item 1 “Business-Government Regulation- Fraud and Abuse, and Transparency Laws and Regulations” of the 2025 Form 10-K.

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
•enter into and maintain commercially reasonable arrangements with third parties to provide services needed to further research, develop and commercialize RYTELO, including maintaining the agreements with our contract research organizations, or CROs, and third-party manufacturers and for territories outside of the U.S. in compliance with applicable laws;
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
•supply chain issues, including the timely availability of product and management of shelf-life, including raw materials, active pharmaceutical ingredient, or API, and drug product and other supplies, and the cost of procuring the foregoing, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as ongoing military conflicts, increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions;
•shortage of qualified personnel at any of our third party suppliers; and
•regulatory acceptance and compliance with regulatory requirements, which are less well-defined for oligonucleotide products than for small molecule drugs and vary in each country.

In addition, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets. For example, disruptions or perceived risks to energy supply routes, including shipping through key transit points, have resulted in increased fuel and energy prices and could continue to do so for an extended period, which could disrupt our existing supply chain and increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. See also the risk factor entitled “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO.”

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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of March 31, 2026, our accumulated deficit was approximately $1.9 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we began commercializing RYTELO in June 2024, the commercial potential of and our ability to successfully commercialize RYTELO remains unproven, and our limited operating history as a commercial company makes our future operating results difficult to predict. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy and as our commercialization efforts otherwise progress. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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
•changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

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
Successful drug development and commercialization requires significant amounts of capital. As of March 31, 2026, we had approximately $341.0 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings (including additional tranches, if available, under the Pharmakon Loan Agreement (as defined below), collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

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

In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales Agreement with TD Cowen (as defined below), the Tranche B Loan and the Tranche C Loan under the Pharmakon Loan Agreement, which are subject to certain funding conditions; capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the equity and credit markets and are expected to have further global economic consequences. For example, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility and disruption in the equity and credit markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk.If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

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

In connection with our strategic restructuring plan announced in December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. We may not realize, in full or in part, the anticipated benefits on our 2026 operating expenses from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We incurred approximately $17.0 million in restructuring and restructuring-related charges for the year ended December 31, 2025, primarily consisting of one-time employee severance payments, healthcare and related benefits, and other employee-related costs. The workforce reduction was substantially completed in the first quarter of 2026. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our workforce reduction may be disruptive to our operations, or could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, if approved.

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
•natural disasters, political and economic instability, including terrorism and civil and political unrest, military conflicts, outbreak of health epidemics, and the resulting global economic and social impacts; and
•workforce uncertainty in countries where labor unrest is more common than in the U.S.

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

For example, the current administration in the U.S. has called for substantial changes to foreign trade policy and has recently imposed significant increases in tariffs on international trade and the renegotiation of international trade agreements. We cannot predict what effects these and potential additional tariffs or renegotiation of existing international trade agreements, scope and nature of tariffs in the future, including as a result of litigation or other challenges, will have on our business, including in the context of escalating global trade and political tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. Likewise, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could disrupt our existing supply chain and increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results. See the risk factors titled, “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs and negatively impact net revenues from sales of RYTELO” and “Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply RYTELO for commercial and future clinical uses would adversely affect our ability to commercialize RYTELO and result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed, and we could cease operations.”

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

Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. We intend to move to dismiss the second amended complaint.

In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the Securities Class Action. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action.

On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Jae Hyung v. Bir, et al., No. 3:25-cv-08575. The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the Consolidated Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On January 23 and February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors. On March 25, 2026, our board of directors similarly responded that it would defer a final decision on the demands given the other pending derivative lawsuits and the Securities Class Action.

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

Our information technology systems, including in our remote work environment, and those of the third parties with whom we work, have been in the past and may continue to be vulnerable to evolving threats. These threats are prevalent, continue to increase, and come from a variety of sources such as traditional “hackers,” threat actors, “hacktivists,” organized criminal threats actors, or internal bad actors, personnel, sophisticated nation states and nation-state-supported actors. These threats include, but are not limited to, social-engineering attacks, targeted phishing campaigns, malicious code or malware, unauthorized intrusions, denial-of-service attacks, personnel misconduct or errors, ransomware attacks, supply-chain attacks, software bugs, computer viruses, server malfunctions, software, hardware or data center failures, loss of data or other information technology assets, natural disasters, terrorism, war, telecommunication and electrical failures and attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in operations, loss of sensitive data and income, reputational harm, and diversion of funds.

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
Historically, our stock price has been extremely volatile. Between January 1, 2016 and March 31, 2026, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between April 1, 2025 and March 31, 2026, the price has ranged between a high of $1.95 per share and a low of $1.04 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:
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
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $1.04 per share through May 1, 2026. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.      OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.       EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1+	Amended Non-Employee Director Compensation Policy, effective March 12, 2026
10.2	First Amendment to Loan Agreement, dated January 5, 2026, among the Registrant, BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership.	10.25	10-K	March 2, 2026	000-20859
10.3+*	Consulting Agreement by and between the Company and Andrew Grethlein, effective October 16, 2025.
10.4+*	Employment Agreement by and between the Company and Timothy Williams, effective April 13, 2026.
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
101
The following materials from the Registrant’s March 31, 2026 Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: May 6, 2026	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)