Form 10-Q
period 2026-06-30
GERON CORP
filed 2026-08-05
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 31, 2026:
Common Stock, $0.001 par value	642,473,409 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$62,643	$77,560
Restricted cash	1,888	1,880
Marketable securities	238,206	280,359
Accounts receivable, net	51,640	36,987
Interest and other receivables	1,863	2,239
Inventory	123,604	116,636
Prepaid and other current assets	6,495	4,610
Total current assets	486,339	520,271
Noncurrent marketable securities	24,122	41,289
Property and equipment, net	1,089	884
Operating leases, right-of-use assets	1,763	2,151
Deposits and other assets	5,696	5,945
Total assets	$519,009	$570,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,805	$11,257
Accrued compensation and benefits	9,106	30,497
Operating lease liabilities	1,013	1,000
Liability related to sale of future royalties	20,692	17,448
Accrued liabilities	30,715	51,340
Total current liabilities	70,331	111,542
Noncurrent operating lease liabilities	1,000	1,445
Noncurrent liability related to sale of future royalties	108,933	112,134
Noncurrent debt	120,131	119,547
Total liabilities	300,395	344,668
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	642	640
Additional paid-in capital	2,094,474	2,080,804
Accumulated deficit	(1,876,163)	(1,855,841)
Accumulated other comprehensive income (loss)	(339)	269
Total stockholders' equity	218,614	225,872
Total liabilities and stockholders' equity	$519,009	$570,540
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$57,473	$49,007	$109,244	$88,443
Royalties	7	29	73	196
Total revenues	57,480	49,036	109,317	88,639
Costs and operating expenses:
Cost of goods sold	9,240	1,190	10,932	2,396
Research and development	22,030	21,736	36,986	36,814
Selling, general and administrative	38,863	38,564	74,288	78,587
Restructuring charges	(157)	—	(551)	—
Total costs and operating expenses	69,976	61,490	121,655	117,797
Loss from operations	(12,496)	(12,454)	(12,338)	(29,158)
Interest income	2,971	4,656	6,392	9,808
Interest expense	(7,146)	(8,516)	(14,293)	(16,716)
Other income (expense), net	(9)	(61)	(83)	(144)
Net loss	$(16,680)	$(16,375)	$(20,322)	$(36,210)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted-average shares used in calculating basic and diluted net loss per share	670,696	666,170	670,039	666,039
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net loss	$(16,680)	$(16,375)	$(20,322)	$(36,210)
Net unrealized loss on marketable securities	(55)	(191)	(467)	(136)
Foreign currency translation adjustment	(93)	4	(141)	(8)
Comprehensive loss	$(16,828)	$(16,562)	$(20,930)	$(36,354)
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	639,856	$640	$2,080,804	$(1,855,841)	$269	$225,872
Net loss	—	—	—	(3,642)	—	(3,642)
Other comprehensive loss	—	—	—	—	(412)	(412)
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Issuance of common stock in connection with exercise of warrants	—	—	1,511	—	—	1,511
Issuances of common stock under equity plans	1,172	1	913	—	—	914
Stock-based compensation related to issuances of common stock and options for services	5	—	13	—	—	13
Stock-based compensation for equity-based awards to employees and directors	—	—	4,900	—	—	4,900
Balance at March 31, 2026	641,033	$641	$2,088,141	$(1,859,483)	$(191)	$229,108
Net loss	—	—	—	(16,680)	—	(16,680)
Other comprehensive loss	—	—	—	—	(55)	(55)
Foreign currency translation adjustment	—	—	—	—	(93)	(93)
Issuances of common stock under equity plans	1,131	1	1,070	—	—	1,071
Stock-based compensation related to issuances of common stock and options for services	6	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	4,933	—	—	4,933
Employee stock purchases	300	—	314	—	—	314
Balance at June 30, 2026	642,470	$642	$2,094,474	$(1,876,163)	$(339)	$218,614

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,388	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive gain	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of Pre-Funded Warrant	30,370	31	—	—	—	31
Issuances of common stock under equity plans	155	—	256	—	—	256
Stock-based compensation related to issuances of common stock and options for services	5	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,918	$637	$2,059,473	$(1,792,176)	$304	$268,238
Net loss	—	—		(16,375)	—	(16,375)
Other comprehensive loss	—	—	—	—	(191)	(191)
Foreign currency translation adjustment	—	—	—	—	4	4
Issuances of common stock under equity plans	509	1	590	—	—	591
Stock-based compensation related to issuances of common stock and options for services	6	—	26	—	—	26
Stock-based compensation for equity-based awards to employees and directors	—	—	6,738	—	—	6,738
Employee stock purchases	417	—	500	—	—	500
Balance at June 30, 2025	637,850	$638	$2,067,327	$(1,808,551)	$117	$259,531

See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,322)	$(36,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	259
Accretion and amortization on investments, net	(1,777)	(3,948)
Amortization of debt issuance costs/debt discounts	584	515
Non-cash interest expense on liabilities for sales of future royalties	7,776	9,880
Inventory write-off	6,329	—
Stock-based compensation expense	9,862	14,187
Amortization of right-of-use assets	388	358
Allowance for doubtful accounts increase/(decrease)	(821)	21
Changes in assets and liabilities:
Inventory	(13,298)	(30,410)
Accounts receivable, net	(13,832)	(684)
Prepaid expenses and other assets	(1,260)	(1,173)
Accounts payable	(2,452)	(369)
Accrued compensation and benefits	(21,391)	(11,471)
Accrued liabilities	(20,624)	(9,256)
Payments on royalty agreement	(7,733)	(6,705)
Operating lease liabilities	(432)	(388)
Net cash used in operating activities	(78,733)	(75,394)

Cash flows from investing activities:
Purchases of property and equipment	(475)	(138)
Purchases of marketable securities	(123,423)	(123,173)
Proceeds from maturities and sales of marketable securities	184,049	196,065
Net cash provided by investing activities	60,151	72,754

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	1,984	847
Proceeds from the exercise of warrants	1,511	—
Proceeds from employee stock purchase plan	314	500
Net cash provided by financing activities	3,809	1,347
Net effect of exchange rates on cash, cash equivalents and restricted cash	(136)	21
Net decrease in cash, cash equivalents and restricted cash	(14,909)	(1,272)
Cash, cash equivalents and restricted cash at the beginning of the period	79,440	80,876
Cash, cash equivalents and restricted cash at the end of the period	$64,531	$79,604
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period. We operate as one operating segment.
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
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2025 Form 10-K.
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
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Gross product revenue	$72,436	$57,874	$137,789	$103,186
Gross-to-net adjustments:
Chargebacks	(9,190)	(5,940)	(17,354)	(10,111)
Distributor service fees	(2,371)	(1,950)	(4,540)	(3,476)
Government rebates	(1,969)	(459)	(3,627)	(525)
Sales returns and allowances	(1,433)	(518)	(3,024)	(631)
Total gross-to-net adjustments	(14,963)	(8,867)	(28,545)	(14,743)
Net product revenue	$57,473	$49,007	$109,244	$88,443
As of June 30, 2026, three customers individually accounted for approximately 42%, 36% and 18% of our gross accounts receivable associated with our product revenue, as compared to 43%, 38% and 17% as of December 31, 2025, respectively.
3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials	$7,955	$8,927
Work-in-process	98,188	91,969
Finished goods	17,461	15,740
Total inventory	$123,604	$116,636

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Financial Instruments
Cash Equivalents and Marketable Securities
Cash equivalents, restricted cash and marketable securities by security type at June 30, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$38,853	$—	$—	$38,853
Commercial paper	4,978	—	—	4,978
	$43,831	$—	$—	$43,831

Restricted cash:
Money market fund	$1,614	$—	$—	$1,614
Certificate of deposit	274	—	—	274
	$1,888	$—	$—	$1,888

Marketable securities:
U.S. Treasury securities (due in less than one year)	$21,896	$—	$(15)	$21,881
Municipal securities (due in less than one year)	5,013	—	(4)	5,009
Municipal securities (due in one to two years)	2,020	—	(11)	2,009
Government-sponsored enterprise securities (due in less than one year)	2,987	—	(1)	2,986
Commercial paper (due in less than one year)	81,453	—	(73)	81,380
Corporate notes (due in less than one year)	127,029	7	(86)	126,950
Corporate notes (due in one to two years)	22,166	—	(53)	22,113
	$262,564	$7	$(243)	$262,328

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at June 30, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2026:
Government-sponsored enterprise securities (due in less than one year)	$2,986	$(1)	$—	$—	$2,986	$(1)
U.S. Treasury securities (due in less than one year)	21,881	(15)	—	—	21,881	(15)
Municipal securities (due in less than one year)	5,008	(4)	—	—	5,008	(4)
Municipal securities (due in one to two years)	2,009	(11)	—	—	2,009	(11)
Commercial paper (due in less than one year)	65,893	(73)	—	—	65,893	(73)
Corporate notes (due in less than one year)	96,460	(86)	—	—	96,460	(86)
Corporate notes (due in one to two years)	22,113	(53)	—	—	22,113	(53)
	$216,350	$(243)	$—	$—	$216,350	$(243)

As of December 31, 2025:
Corporate notes (due in less than one year)	17,987	(16)	—	—	17,987	(16)
Corporate notes (due in one to two years)	31,265	(38)	—	—	31,265	(38)
	$49,252	$(54)	$—	$—	$49,252	$(54)
The gross unrealized losses related to government-sponsored enterprise securities, U.S. Treasury securities, municipal securities, commercial paper and corporate notes as of June 30, 2026 and December 31, 2025 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and six months ended June 30, 2026 as we have not identified any unrealized losses for these securities attributable to credit factors. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

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
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. In addition, there have been no changes to our valuation techniques as of June 30, 2026 and December 31, 2025.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Money market funds(1)(2)	$40,466	$—	$—	$40,466
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)(4)	—	7,017	—	7,017
U.S. Treasury securities(3)	—	21,881	—	21,881
Government-sponsored enterprises(3)	—	2,987	—	2,987
Commercial paper(1)(3)	—	86,358	—	86,358
Corporate notes(3)(4)	—	149,063	—	149,063
Total	$40,740	$267,306	$—	$308,046
Liabilities:
Sale of future royalties(5)	—	—	129,625	129,625
Total	$—	$—	$129,625	$129,625
As of December 31, 2025:
Assets:
Money market funds(1)(2)	$50,557	$—	$—	$50,557
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)	—	10,041	—	10,041
U.S. Treasury securities(3)(4)	—	22,951	—	22,951
Commercial paper(3)	—	84,382	—	84,382
Corporate notes(3)(4)	—	209,253	—	209,253
Total	$50,831	$326,627	$—	$377,458
Liabilities:
Sale of future royalties(5)	—	—	129,582	129,582
Total	$—	$—	$129,582	$129,582
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
(5)Included in current and noncurrent portion of liabilities related to sale of future royalties on our consolidated balance sheets.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. OTHER CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

(In thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Contract research organization and clinical trial costs	$5,190	$3,677
Manufacturing activities	11,609	38,657
Professional, legal and accounting fees	3,623	881
Interest payable	—	3,110
Accrued revenue adjustments	6,704	3,486
Other	3,589	1,529
	$30,715	$51,340
Accrued compensation and benefits consisted of the following as of June 30, 2026 and December 31, 2025:

(In thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Accrued bonuses	$5,937	$10,335
Accrued vacation	2,189	2,581
Accrued restructuring charges	178	17,032
Accrued other	802	549
	$9,106	$30,497
Cash, cash equivalents, and restricted cash included in the Company's condensed consolidated statement of cash flows were as follows:

(In thousands)	JUNE 30, 2026	JUNE 30, 2025
Cash and cash equivalents	$62,643	$77,734
Restricted cash	1,888	1,870
Total cash, cash equivalents, and restricted cash	$64,531	$79,604

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. Neither the Tranche B Loan nor the Tranche C Loan were drawn, and both are no longer available. The amendment also extended the date before which any Term Loan prepayment is subject to a make‑whole premium, or the Makewhole Date, from November 1, 2026 to May 1, 2027. The amendment was evaluated under ASC 470-50 and determined to be a modification. The unamortized debt issuance costs will continue to be amortized over the remaining term using a revised effective interest rate. Fees incurred in connection with the amendment were not material and were expensed as incurred.

The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the interest rate applicable to the Tranche A Loan was 10.32%. As of June 30, 2026, the applicable interest rate was 10.83%. Interest is due and payable quarterly on the last day of each quarter. The Pharmakon Loan Agreement requires we pay an amount equal to 2.50% of the Lenders’ total committed amount to fund the Term Loans, payable with respect to each Term Loan on the funding date of such Term Loan.
We may elect to prepay the Term Loans in part or in whole prior to the Maturity Date with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to the 3rd anniversary of the funding date of the applicable Term Loan, 2% if made on or after the 3rd anniversary of the funding date of the applicable Term Loan but prior to the 4th anniversary of the funding date of the applicable Term Loan, and 1% if made on or after the 4th anniversary of the funding date of the applicable Term Loan but prior to the Maturity Date. In addition to the prepayment premium, prepayments of any Term Loan prior to May 1, 2027 are subject to a make-whole amount equal to the sum of all interest that would have accrued through such date.
Our obligations under the Pharmakon Loan Agreement are secured by substantially all of our assets, including our intellectual property. Certain of our subsidiaries may, from time to time, be required to guarantee our obligations under the Pharmakon Loan Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrance on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events, and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated. We concluded that the likelihood of such acceleration is remote, and therefore all debt is classified as long‑term. As of June 30, 2026, we were in compliance with our Pharmakon Loan Agreement covenants.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2026 (in thousands):

2026	$9,016
2027	11,966
2028	11,999
2029	134,999
Thereafter	—
Total	$167,980
Less: amount representing interest	(42,980)
Less: unamortized debt discount and issuance costs	(4,869)
Noncurrent portion of debt	$120,131
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
The following table shows the activity within the liability related to sale of future royalties during the six months ended June 30, 2026:

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2025	$129,582
Interest expense recognized	3,912
Royalty payments	(3,721)
Carrying value of liability related to sale of future royalties at March 31, 2026	$129,773
Interest expense recognized	3,864
Royalty payments	(4,012)
Carrying value of liability related to sale of future royalties at June 30, 2026	$129,625

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. On May 18, 2026, we filed our motion to dismiss the second amended complaint. On June 22, 2026, lead plaintiffs filed their opposition to our motion to dismiss the second amended complaint, and on July 10, 2026, we filed our reply in support of our motion to dismiss the second amended complaint.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Severance Plan
We maintain a company-wide severance plan that provides severance benefits upon qualifying terminations, including enhanced benefits in connection with a change of control. As of June 30, 2026, all executive officers have employment agreements with severance provisions and will receive the greater of the severance benefits provided under their agreements or the severance plan (without duplication).

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. See Note 11 on Restructuring for additional information.
Purchase Commitments
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $10.2 million that can be cancelled, but would incur cancellation penalties, and approximately $37.3 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO as of June 30, 2026. Based on current plans and information available, the related commercial purchase commitments are intended to be utilized.
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
Diluted net income per share would be calculated by adjusting the weighted-average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method. Potential dilutive securities consist of outstanding stock options and warrants to purchase our common stock. Diluted net loss per share excludes potential dilutive securities for all periods presented as their effect would be anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented in the accompanying condensed consolidated statements of operations. Since we incurred a net loss for the three and six months ended June 30, 2026 and 2025, the diluted net loss per share calculation excludes potential dilutive securities of 87,308,000 and 80,516,533, respectively, related to outstanding stock options and warrants as their effect would have been anti-dilutive.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues:
Product revenue, net	$57.4	$49.0	$109.2	$88.4
Royalties	0.1	—	0.1	0.2
Total revenues	$57.5	$49.0	$109.3	$88.6
Costs and operating expenses:
Cost of goods sold	9.2	1.2	10.9	2.4
Research and development
Research and clinical expenses	11.1	19.8	24.1	33.5
Chemistry, manufacturing, and control expenses	9.5	1.9	10.1	3.3
Restructuring charges	(0.1)	—	(0.3)	—
Selling, general and administrative
Commercial expenses	21.6	18.8	38.6	36.5
Restructuring charges	(0.1)	—	(0.3)	—
Other segment expenses*	18.8	19.8	38.6	42.1
Total interest and other income (expense)	(4.2)	(3.9)	(7.9)	(7.1)
Net loss	$(16.7)	$(16.4)	$(20.3)	$(36.2)

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three and six months ended June 30, 2025.

(in thousands)	Restructuring
Accrued balance as of December 31, 2025	$17,032
Expenses and adjustments	(394)
Payments	(13,532)
Accrued balance as of March 31, 2026	$3,106
Expenses and adjustments	(157)
Payments	(2,771)
Accrued balance as of June 30, 2026	$178

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
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, cash generated from sales of RYTELO, interest income on our marketable securities, payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of June 30, 2026, we had approximately $326.9 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of June 30, 2026, we had an accumulated deficit of approximately $1.9 billion.
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provided for two additional committed term loan tranches, which were no longer available as of August 1, 2026. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
The significance of future losses, future revenues and any potential future profitability will depend primarily on the clinical and commercial success of RYTELO, our sole product. In this regard, our ability to generate meaningful revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. for lower-risk MDS or to expand its indications of use. We have seen and may continue to see variability in RYTELO sales trends and resulting revenue.
Our commercial strategy is designed such that RYTELO reaches eligible patients when they are most likely to benefit. Our commercial execution is focused on targeted engagement with high-volume accounts that treat earlier-line patients, investment in non-personal promotion and third-party education to further consistent, high-quality messaging across multiple touchpoints, and cross-functional execution of effective account management. However, our strategy to drive sales growth and our ongoing commercialization efforts have not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication, particularly across appropriate second-line patients in RYTELO's approved indication, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability.
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
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in our 2025 Form 10-K.
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

The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change $	Change %	2026	2025	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenue, net	$57,473	$49,007	$8,466	17%	$109,244	$88,443	$20,801	24%
Royalties	7	29	(22)	(76)%	73	196	(123)	(63)%
Total revenues	57,480	49,036	8,444	17%	109,317	88,639	20,678	23%
Costs and operating expenses:
Cost of goods sold	9,240	1,190	8,050	676%	10,932	2,396	8,536	356%
Research and development	22,030	21,736	294	1%	36,986	36,814	172	—%
Selling, general and administrative expenses	38,863	38,564	299	1%	74,288	78,587	(4,299)	(5)%
Restructuring charges	(157)	—	(157)	(100)%	(551)	—	(551)	(100)%
Total costs and operating expenses	69,976	61,490	8,486	14%	121,655	117,797	3,858	3%
Income (loss) from operations	(12,496)	(12,454)	(42)	—%	(12,338)	(29,158)	16,820	(58)%
Interest income	2,971	4,656	(1,685)	(36)%	6,392	9,808	(3,416)	(35)%
Interest expense	(7,146)	(8,516)	1,370	(16)%	(14,293)	(16,716)	2,423	(14)%
Other income (expense), net	(9)	(61)	52	(85)%	(83)	(144)	61	(42)%
Net income (loss)	$(16,680)	$(16,375)	$(305)	2%	$(20,322)	$(36,210)	$15,888	(44)%

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
Product revenue, net for the three and six months ended June 30, 2026, was approximately $57.5 million and $109.2 million, respectively, compared to $49.0 million and $88.4 million for the three and six months ended June 30, 2025, respectively. Product revenue, net increased by $8.5 million and $20.8 million during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased sales volumes and, to a lesser extent, a higher selling price, partially offset by higher gross-to-net adjustments. The increase in sales volume in both periods was primarily driven by a higher number of patients on therapy.

Total gross-to-net adjustments for both the three and six months ended June 30, 2026 was 20.7% of gross product revenue, compared to 15.3% and 14.3% for the three and six months ended June 30, 2025, respectively. The increase in gross-to-net adjustments in both periods was driven by a greater proportion of sales made under governmental managed-care pricing programs and group purchasing organizations in addition to a greater volume of product returns. We expect total gross-to-net adjustments to be in the percentage range of low to mid-twenties of gross product revenue in the remaining quarters of 2026.
The reconciliation of gross product revenue to product revenue, net by each significant category of gross-to-net adjustments is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Gross product revenue	$72,436	$57,874	$137,789	$103,186
Gross-to-net adjustments:
Chargebacks	(9,190)	(5,940)	(17,354)	(10,111)
Distributor service fees	(2,371)	(1,950)	(4,540)	(3,476)
Government rebates	(1,969)	(459)	(3,627)	(525)
Sales returns and allowances	(1,433)	(518)	(3,024)	(631)
Total gross-to-net adjustments	(14,963)	(8,867)	(28,545)	(14,743)
Product revenue, net	$57,473	$49,007	$109,244	$88,443
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
We recognized royalty revenues of less than $0.1 million and $0.1 million in the three and six months ended June 30, 2026, respectively, compared to less than $0.1 million and $0.2 million for the same periods in 2025, respectively. Royalty revenues in the three and six months ended June 30, 2026 and 2025 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Costs and Operating Expenses:
The following table summarizes our costs and operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change %	2026	2025	Change %

Cost of goods sold	$9,240	$1,190	676%	$10,932	$2,396	356%
Research and development	22,030	21,736	1%	36,986	36,814	—%
Selling, general and administrative	38,863	38,564	1%	74,288	78,587	(5)%
Restructuring charges	(157)	—	(100)%	(551)	—	(100)%
Total costs and operating expenses	$69,976	$61,490	14%	$121,655	$117,797	3%

Cost of Goods Sold
Cost of goods sold was approximately $9.2 million and $10.9 million for the three and six months ended June 30, 2026, respectively, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively, which consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO as well as inventory provisions and non-cash inventory write-offs for the applicable period. Cost of product sales increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to non-cash inventory write-offs of $6.3 million during the second quarter of 2026.
Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval was partially expensed in a prior period and is therefore excluded from the cost of goods sold for the three and six months ended June 30, 2026 and

2025. We estimate our cost of sales as a percentage of product revenue, net will continue to be positively impacted for at least the next 12 months as we sell through certain inventory that was partially expensed prior to FDA approval.
Research and Development Expenses
During the three and six months ended June 30, 2026 and 2025, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and six months ended June 30, 2026 and 2025, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead.
Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Direct external research and development expenses:
Clinical program: imetelstat	$17,338	$13,527	$26,114	$19,755
Personnel-related expenses	4,173	7,416	9,455	15,641
All other expenses	519	793	1,417	1,418
Total research and development expenses	$22,030	$21,736	$36,986	$36,814
The increase in research and development expenses for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily a result of investments in supply chain development, partially offset by lower personnel-related expenses driven by a decrease in headcount as a result of the workforce reduction in December 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $38.9 million and $74.3 million for the three and six months ended June 30, 2026, respectively, compared to $38.6 million and $78.6 million for the same periods in 2025. The change in selling, general and administrative expenses for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to lower general and administrative personnel-related expenses from decreased headcount as a result of the workforce reduction in December 2025, partially offset by additional investment in marketing programs and higher legal expenses.
Restructuring Charges
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount and recorded restructuring charges of $17.0 million. Restructuring charges consisted of termination benefits such as one-time employee severance payments, healthcare and related benefits, and other employee-related costs.
For the three and six months ended June 30, 2026, a credit of $0.2 million and $0.6 million, respectively, in restructuring charges was recognized, primarily due to lower‑than‑expected utilization of previously accrued amounts related to healthcare and related benefits. The credit was recorded in the condensed consolidated statement of operations as restructuring charges. The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three and six months ended June 30, 2025.

Interest Income
Interest income was $3.0 million and $6.4 million, respectively, for the three and six months ended June 30, 2026, compared to $4.7 million and $9.8 million for the same periods in 2025. The decrease in interest income for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily reflects a decrease in interest rates between the periods and a smaller marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $7.1 million and $14.3 million, respectively, for the three and six months ended June 30, 2026, compared to $8.5 million and $16.7 million for the same periods in 2025. The decrease in interest expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to lower average interest rates related to the Royalty Pharma Agreement and the Pharmakon Loan Agreement, which were entered into in November 2024. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information.
Other Income (Expense), Net
Other income (expense), net was an expense of less than $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2026, compared to $0.1 million for each of the three and six months ended June 30, 2025. Other income (expense), net primarily reflects realized losses on marketable securities and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, we had cash, restricted cash, cash equivalents, and marketable securities of $326.9 million, compared to $401.1 million at December 31, 2025. The decrease in cash, restricted cash, cash equivalents and marketable securities during the six months ended June 30, 2026 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds from accounts receivable.
On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Pharmakon Loan Agreement provided for two additional committed term loan tranches, each of which expired on July 30, 2026. The Term Loans mature on November 1, 2029. The Term Loans bear interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2026, we had approximately $326.9 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts such as the ongoing Russia and Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
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

In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales Agreement with TD Cowen, capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the equity and credit markets and are expected to have further global economic consequences. For example, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility and disruption in the equity and credit markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO, when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.
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
Cash Flows Used in Operating Activities
Net cash used in operations for the six months ended June 30, 2026 and 2025 was $78.7 million and $75.4 million, respectively. The increase in net cash used in operations for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to payments related to our workforce reduction and inventory purchases.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 and 2025 was $60.2 million and $72.8 million, respectively. The decrease in net cash provided by investing activities for the six months ended June 30, 2026, compared to the same period in 2025, primarily reflects decreased proceeds from the sale and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $3.8 million and $1.3 million, respectively. The increase in net cash provided by financing activities primarily reflects higher proceeds from issuances of common stock under our equity plans and proceeds from the exercise of warrants.
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
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $10.2 million that can be cancelled, but would incur cancellation penalties, and approximately $37.3 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO. We expect to utilize all related commercial purchase commitments.
As of June 30, 2026, we had a long-term principal debt balance of $120.1 million related to the Pharmakon Loan Agreement.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. On January 5, 2026, the Pharmakon Loan Agreement was amended to extend the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. Neither the Tranche B Loan nor the Tranche C Loan was drawn, and both are no longer available. The amendment also extended the Makewhole Date from November 1, 2026 to May 1, 2027. We expect our interest expense in future periods to reflect the continued amortization of debt discount and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2025 Form 10-K.
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

Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO in the U.S., our commercialization strategy may ultimately be unsuccessful or less successful than anticipated

As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S., and we have no experience selling, marketing or commercializing an approved drug outside of the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. Our commercialization efforts in the U.S. have not to date achieved meaningful sales growth and our RYTELO sales trends and resulting revenue have been and may continue to be variable. Net product revenue was approximately $57.5 million in the second quarter of 2026, $51.8 million in the first quarter of 2026, $48.0 million in the fourth quarter of 2025, $47.2 million in the third quarter of 2025, and $49.0 million in the second quarter of 2025. In an effort to better execute on our plans to commercialize RYTELO and generate more meaningful product revenue, we decided to focus our commercial execution on targeted engagement with high-volume accounts that treat earlier-line patients, and invest in non-personal promotion and third-party education to reach the full breadth of the eligible patient population, while cross-functionally collaborating for effective account management. However, our revised strategy to drive RYTELO commercial growth and our ongoing commercialization efforts may still not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to meet or grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts in lower-risk MDS U.S. patients, particularly in second-line lower-risk MDS, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve profitability. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, we may not be able to generate meaningful revenue from the commercialization of RYTELO in lower-risk MDS, or may require significant additional capital and financial resources to do make further investment in our commercial operations. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including the Medicare Drug Price Negotiation Program, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation Program provisions of the law currently contain an orphan drug exception. Further, the final CY 2026 Medicare Physician Fee Schedule rule, issued by the Centers for Medicare & Medicaid Services, among other things, increases bona fide service fee documentation requirements, defines “bundled arrangement,” to require “unbundling” of both contingent and non-contingent discounts and includes sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.

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

The requirements governing drug pricing and reimbursement vary widely from country to country. For example, within the EU member states may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries in the EU, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of RYTELO to other available therapies in order to obtain or maintain reimbursement or pricing approval. This Health Technology Assessment (HTA) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. It permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for RYTELO. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of RYTELO is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of RYTELO in those countries would be negatively affected.

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

In December 2025, the European Commission, Parliament and Council reached a political agreement on the Pharma Package, which includes proposed changes to the EU orphan medicinal product framework that may modify the length of orphan market exclusivity and change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The Pharma Package is subject to formal adoption by the European Parliament and Council and, if adopted, could alter the exclusivity protections currently available for our orphan designated products in the EU, including by reducing orphan market exclusivity from the current 10 years to 9 years, with a 2-year extension for so-called “breakthrough orphan medicinal products”, and introducing the concept of “global orphan marketing authorization”, which would prevent separate orphan market exclusivity for second or further orphan therapeutic indications. Although the final text has not yet been published and RYTELO for the treatment of MDS is and remains regulated under the current regulatory framework, our activities, including authorization of future indications may be affected by the new legislation if adopted.

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
•competent authorities of the individual EU Member States or similar international regulatory authorities may lack resources or be delayed in conducting pre-approval inspections due to lack of resources or other reasons;
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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of June 30, 2026, our accumulated deficit was approximately $1.9 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we began commercializing RYTELO in June 2024, the commercial potential of and our ability to successfully commercialize RYTELO remains unproven, and our limited operating history as a commercial company makes our future operating results difficult to predict. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy and as our commercialization efforts otherwise progress. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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
Successful drug development and commercialization requires significant amounts of capital. As of June 30, 2026, we had approximately $326.9 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts such as the ongoing Russia and Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

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

In the event we need to raise additional capital to fund our business, including pursuant to the 2026 Sales Agreement with TD Cowen (as defined below), capital lease transactions or other financing sources, such additional capital may not be available on acceptable terms, or at all. We may be unable to raise equity capital, or may be forced to do so at a stock price or on other terms that could result in substantial dilution of ownership for our stockholders. The receptivity of the public and private debt and equity markets to proposed financings has been substantially affected by uncertainty in the general economic, market and political climate due to the effects of macroeconomic or other global conditions, such as inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues, and may in the future be affected by other factors which are unpredictable and over which we have no control. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, which could reduce or eliminate our ability to raise additional funds through financings, and could negatively impact the terms upon which we may raise those funds. Similarly, these macroeconomic conditions have created extreme volatility and disruption in the equity and credit markets and are expected to have further global economic consequences. For example, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility and disruption in the equity and credit markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. If we are unable to effectively commercialize RYTELO, or raise additional capital, if needed, or establish alternative collaborative arrangements with third-party collaborative partners for RYTELO when needed, the development and commercialization of RYTELO may be further delayed, altered or abandoned, which might cause us to cease operations.

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

On November 1, 2024, we entered into the Pharmakon Loan Agreement, which we amended on January 5, 2026. We drew the Tranche A Loan of $125.0 million on November 1, 2024 and as of November 1, 2024, the total outstanding principal amount under the Pharmakon Loan Agreement was $125.0 million. The Pharmakon Loan Agreement had provided for two additional committed term loan tranches: (a) a Tranche B Loan of $75.0 million, which was available for us to request at our option until July 30, 2026, subject to certain customary and limited conditions; and (b) a Tranche C Loan of $50.0 million, which was available for us to request until July 30, 2026, subject to certain conditions, including us reaching a specified trailing twelve-month RYTELO revenue milestone on or prior to June 30, 2026. As of the date of this Report, neither the Tranche B Loan nor the Tranche C Loan was drawn, and both are no longer available.

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

In the U.S., the Hatch-Waxman Act permits one patent per approved product to receive one patent term extension of up to five years beyond its normal expiration. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. The length of the patent term extension is typically calculated as one half of the period between the effective date of an IND and the submission date of an NDA less any time the sponsor did not act with due diligence during the period, plus the time between the submission date of the NDA and the approval of that application less any time the sponsor did not act with due diligence during the period. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. We have applied to the USPTO for patent term extension of some of our patents. Currently, communication of patent term extension approval and the length of the granted extension period by the USPTO may occur up to several years from filing of an application for patent term extension. If the USPTO and the FDA determine the extension period for each proposed eligible patent, we will select the one patent to be extended. We expect to apply any patent term extension that is granted in the U.S. to our method of treatment patent for MDS and MF that expires on March 15, 2033. If such patent term extension is granted, we expect the term of the patent to extend through August 2037, although such timing is subject to approval by the USPTO and could differ from our calculation.

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

If a third party files an application under Section 505(b)(2) of the FDCA or an abbreviated new drug application, or ANDA, under Section 505(j) to obtain permission to sell a generic or follow-on version of RYTELO, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for RYTELO; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification that the new product will not infringe the Orange Book-listed patents for RYTELO, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us within 20 days after the third-

party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months after the NDA holder’s receipt of the notice of Paragraph IV Certification, the expiration of the patent, certain settlements of the lawsuit, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If the product has NCE exclusivity and the notice is given and the suit filed in the fifth year of exclusivity, the regulatory stay extends until 7.5 years after approval of the reference product. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval. However, if an appropriate patent covering RYTELO is not listed in the Orange Book or is subsequently removed from the Orange Book, a manufacturer of generic drugs would not be required to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of RYTELO. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such lawsuits will ultimately be resolved successfully. Further, even if we prevail, the infringer may file an appeal and the court judgment may be overturned and/or an adverse decision may be issued by an appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives. Even if we establish infringement, we may not seek, or the court may decide not to grant, an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

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

Uncertainty in the regulatory framework and future legislation could lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events through pharmacovigilance programs, the evaluation of the benefit-risk profiles of new medicinal products, and determination of marketing authorization across different jurisdictions. Changes to existing regulations may add considerably to the time from clinical development to marketing authorization and commercialization of products in foreign jurisdictions and increase our costs. Ongoing legislative initiatives in the EU include the proposed SPC Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), and the proposed Biotech Act. We cannot predict the impact of such changes and future regulation on our business or the results of our operations. These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. On May 18, 2026, we filed our motion to dismiss the second amended complaint. On June 22, 2026, lead plaintiffs filed their opposition to our motion to dismiss the second amended complaint, and on July 10, 2026, we filed our reply in support of our motion to dismiss the second amended complaint.

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
Historically, our stock price has been extremely volatile. Between July 1, 2016 and June 30, 2026, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between July 1, 2025 and June 30, 2026, the price has ranged between a high of $1.95 per share and a low of $1.07 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:

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
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $1.07 per share through July 31, 2026. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.      OTHER INFORMATION
During the quarterly period covered by this report, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 6.       EXHIBITS

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
10.1*	2018 Equity Incentive Plan, as amended	10.1	8-K	5/27/2026	000-20859
10.2+*	2026 Severance Plan, effective as of June 25, 2026
10.3*	Employment Agreement by and between the Company and Timothy Williams, effective April 13, 2026.	10.4	10-Q	5/6/2026	000-20859
31.1+	Certification of Chief Executive Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Form of Rule 13a‑14(a), as adopted pursuant to Section 302(a) of the Sarbanes‑Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.**
101
The following materials from the Registrant’s June 30, 2026 Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: August 5, 2026	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)