Form 10-Q
period 2026-09-30
GERON CORP
filed 2026-11-04
CIK 886744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 30, 2026:
Common Stock, $0.001 par value	644,238,859 shares

GERON CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)

GERON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$69,179	$77,560
Restricted cash	1,892	1,880
Marketable securities	217,300	280,359
Accounts receivable, net	45,979	36,987
Interest and other receivables	2,028	2,239
Inventory	126,603	116,636
Prepaid and other current assets	5,761	4,610
Total current assets	468,742	520,271
Noncurrent marketable securities	50,999	41,289
Property and equipment, net	1,106	884
Operating leases, right-of-use assets	563	2,151
Deposits and other assets	5,696	5,945
Total assets	$527,106	$570,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,464	$11,257
Accrued compensation and benefits	10,768	30,497
Operating lease liabilities	789	1,000
Liability related to sale of future royalties	23,318	17,448
Accrued liabilities	23,909	51,340
Total current liabilities	74,248	111,542
Noncurrent operating lease liabilities	—	1,445
Noncurrent liability related to sale of future royalties	105,724	112,134
Noncurrent debt	120,439	119,547
Total liabilities	300,411	344,668
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	644	640
Additional paid-in capital	2,101,451	2,080,804
Accumulated deficit	(1,874,813)	(1,855,841)
Accumulated other comprehensive income (loss)	(587)	269
Total stockholders' equity	226,695	225,872
Total liabilities and stockholders' equity	$527,106	$570,540
See accompanying notes to condensed consolidated financial statements.

`GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$60,114	$47,167	$169,358	$135,610
Royalties	76	60	149	256
Total revenues	60,190	47,227	169,507	135,866
Costs and operating expenses:
Cost of goods sold	6,051	1,043	16,983	3,439
Research and development	12,709	21,070	49,695	57,884
Selling, general and administrative	35,702	39,001	109,990	117,588
Restructuring charges	(71)	—	(622)	—
Total costs and operating expenses	54,391	61,114	176,046	178,911
Income (loss) from operations	5,799	(13,887)	(6,539)	(43,045)
Interest income	3,025	4,264	9,417	14,072
Interest expense	(7,207)	(8,644)	(21,500)	(25,360)
Other income (expense), net	(267)	(161)	(350)	(305)
Net income (loss)	$1,350	$(18,428)	$(18,972)	$(54,638)

Net income (loss) per share:
Basic	$0.00	$(0.03)	$(0.03)	$(0.08)
Diluted	$0.00	$(0.03)	$(0.03)	$(0.08)

Weighted-average common shares:
Basic	672,293	667,102	670,799	666,397
Diluted	674,052	667,102	670,799	666,397
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net income (loss)	$1,350	$(18,428)	$(18,972)	$(54,638)
Net unrealized gain (loss) on marketable securities	(265)	218	(732)	82
Foreign currency translation adjustment	17	73	(124)	65
Comprehensive income (loss)	$1,102	$(18,137)	$(19,828)	$(54,491)
See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	639,856	$640	$2,080,804	$(1,855,841)	$269	$225,872
Net loss	—	—	—	(3,642)	—	(3,642)
Other comprehensive loss	—	—	—	—	(412)	(412)
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Issuance of common stock in connection with exercise of warrants	—	—	1,511	—	—	1,511
Issuances of common stock under equity plans	1,172	1	913	—	—	914
Stock-based compensation related to issuances of common stock and options for services	5	—	13	—	—	13
Stock-based compensation for equity-based awards to employees and directors	—	—	4,900	—	—	4,900
Balance at March 31, 2026	641,033	$641	$2,088,141	$(1,859,483)	$(191)	$229,108
Net loss	—	—	—	(16,680)	—	(16,680)
Other comprehensive loss	—	—	—	—	(55)	(55)
Foreign currency translation adjustment	—	—	—	—	(93)	(93)
Issuances of common stock under equity plans	1,131	1	1,070	—	—	1,071
Stock-based compensation related to issuances of common stock and options for services	6	—	16	—	—	16
Stock-based compensation for equity-based awards to employees and directors	—	—	4,933	—	—	4,933
Employee stock purchases	300	—	314	—	—	314
Balance at June 30, 2026	642,470	$642	$2,094,474	$(1,876,163)	$(339)	$218,614
Net income	—	—	—	1,350	—	1,350
Other comprehensive loss	—	—	—	—	(265)	(265)
Foreign currency translation adjustment	—	—	—	—	17	17
Issuances of common stock under equity plans	1,761	2	2,164	—	—	2,166
Stock-based compensation related to issuances of common stock and options for services	7	—	14	—	—	14
Stock-based compensation for equity-based awards to employees and directors	—	—	4,799	—	—	4,799
Balance at September 30, 2026	644,238	$644	$2,101,451	$(1,874,813)	$(587)	$226,695

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	606,388	$606	$2,051,794	$(1,772,341)	$261	$280,320
Net loss	—	—	—	(19,835)	—	(19,835)
Other comprehensive gain	—	—	—	—	55	55
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Exercise of Pre-Funded Warrant	30,370	31	—	—	—	31
Issuances of common stock under equity plans	155	—	256	—	—	256
Stock-based compensation related to issuances of common stock and options for services	5	—	15	—	—	15
Stock-based compensation for equity-based awards to employees and directors	—	—	7,408	—	—	7,408
Balance at March 31, 2025	636,918	$637	$2,059,473	$(1,792,176)	$304	$268,238
Net loss	—	—		(16,375)	—	(16,375)
Other comprehensive loss	—	—	—	—	(191)	(191)
Foreign currency translation adjustment	—	—	—	—	4	4
Issuances of common stock under equity plans	509	1	590	—	—	591
Stock-based compensation related to issuances of common stock and options for services	6	—	26	—	—	26
Stock-based compensation for equity-based awards to employees and directors	—	—	6,738	—	—	6,738
Employee stock purchases	417	—	500	—	—	500
Balance at June 30, 2025	637,850	$638	$2,067,327	$(1,808,551)	$117	$259,531
Net loss	—	—	—	(18,428)	—	(18,428)
Other comprehensive income	—	—	—	—	218	218
Foreign currency translation adjustment	—	—	—	—	73	73
Stock-based compensation related to issuances of common stock and options for services	6	—	29	—	—	29
Issuance of common stock under equity plans	500	—	542	—	—	542
Stock-based compensation for equity-based awards to employees and directors	—	—	6,742	—	—	6,742
Balance at September 30, 2025	638,356	$638	$2,074,640	$(1,826,979)	$408	$248,707

See accompanying notes to condensed consolidated financial statements.

GERON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,972)	$(54,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	387
Accretion and amortization on investments, net	(2,257)	(5,477)
Amortization of debt issuance costs/debt discounts	892	788
Non-cash interest expense on liabilities for sales of future royalties	11,647	15,043
Inventory write-off	11,197	—
Stock-based compensation expense	14,675	20,958
Amortization of right-of-use assets	587	542
Decrease in allowance for doubtful accounts	(821)	(4)
Changes in assets and liabilities:
Inventory	(21,164)	(56,708)
Accounts receivable, net	(8,171)	589
Prepaid expenses and other assets	(691)	167
Accounts payable	4,207	2,516
Accrued compensation and benefits	(19,729)	(6,420)
Accrued liabilities	(27,431)	4,379
Payments on royalty agreement	(12,187)	(10,503)
Operating lease liabilities	(655)	(589)
Net cash used in operating activities	(68,466)	(88,970)

Cash flows from investing activities:
Purchases of property and equipment	(629)	(49)
Purchases of marketable securities	(220,867)	(200,202)
Proceeds from maturities and sales of marketable securities	275,737	286,353
Net cash provided by investing activities	54,241	86,102

Cash flows from financing activities:
Proceeds from issuances of common stock from equity plans	4,151	1,389
Proceeds from the exercise of warrants	1,511	—
Proceeds from employee stock purchase plan	314	500
Net cash provided by financing activities	5,976	1,889
Net effect of exchange rates on cash, cash equivalents and restricted cash	(120)	96
Net decrease in cash, cash equivalents and restricted cash	(8,369)	(883)
Cash, cash equivalents and restricted cash at the beginning of the period	79,440	80,876
Cash, cash equivalents and restricted cash at the end of the period	$71,071	$79,993
Supplemental disclosure of noncash activities
Reduction of operating lease right-of-use assets and lease liabilities due to lease modification	$1,001	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States, or U.S., generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period. We operate as one operating segment.
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
Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 1 to the consolidated financial statements in the 2025 Form 10-K, except for the policy related to product return reserves. Effective November 1, 2026, the Company revised its returned goods policy to significantly limit the circumstances under which customers may return product. As a result, the Company expects future product returns to be limited. Estimated returns, when applicable, continue to be recognized as a reduction of product revenue.
Recent Accounting Pronouncements
New Accounting Pronouncements – Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2. REVENUE RECOGNITION
Net Product Revenue
To date, our only source of product revenue has been from the sales of RYTELO, which we began shipping to our customers in the U.S. in June 2024. To date, product revenue pursuant to Named Patient Programs outside of the U.S. has been not material.
The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Gross product revenue	$74,496	$60,188	$212,285	$163,374
Gross-to-net adjustments:
Chargebacks	(9,670)	(7,042)	(27,023)	(17,154)
Distributor service fees	(2,481)	(2,041)	(7,021)	(5,516)
Government rebates	(2,264)	(2,143)	(5,892)	(2,668)
Sales returns and allowances	33	(1,795)	(2,991)	(2,426)
Total gross-to-net adjustments	(14,382)	(13,021)	(42,927)	(27,764)
Net product revenue	$60,114	$47,167	$169,358	$135,610
Effective November 1, 2026, the Company revised its returned goods policy to significantly limit the circumstances under which customers may return product.
As of September 30, 2026, three customers individually accounted for approximately 45%, 38% and 16% of our gross accounts receivable associated with our product revenue, as compared to 43%, 38% and 17% as of December 31, 2025, respectively.
3. INVENTORY
All of our inventories are related to the manufacturing of RYTELO. The following table presents our inventory as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials	$7,942	$8,927
Work-in-process	102,579	91,969
Finished goods	16,082	15,740
Total inventory	$126,603	$116,636

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Financial Instruments
Cash equivalents, restricted cash and marketable securities by security type at September 30, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Included in cash and cash equivalents:
Money market funds	$40,345	$—	$—	$40,345
	$40,345	$—	$—	$40,345

Restricted cash:
Money market fund	$1,617	$—	$—	$1,617
Certificate of deposit	275	—	—	275
	$1,892	$—	$—	$1,892

Marketable securities:
U.S. Treasury securities (due in less than one year)	$30,963	$—	$(26)	$30,937
Municipal securities (due in less than one year)	9,963	—	(38)	9,925
Municipal securities (due in one to two years)	1,918	5	—	1,923
Commercial paper (due in less than one year)	92,144	—	(143)	92,001
Corporate notes (due in less than one year)	84,560	5	(127)	84,438
Corporate notes (due in one to two years)	49,346	—	(271)	49,075
	$268,894	$10	$(605)	$268,299

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash equivalents and marketable securities with unrealized losses that have been in a continuous unrealized loss position for less than 12 months and 12 months or longer at September 30, 2026 and December 31, 2025 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2026:
U.S. Treasury securities (due in less than one year)	30,937	(26)	—	—	30,937	(26)
Municipal securities (due in less than one year)	9,925	(38)	—	—	9,925	(38)
Commercial paper (due in less than one year)	92,001	(143)	—	—	92,001	(143)
Corporate notes (due in less than one year)	69,403	(127)	—	—	69,403	(127)
Corporate notes (due in one to two years)	49,075	(271)	—	—	49,075	(271)
	$251,341	$(605)	$—	$—	$251,341	$(605)

As of December 31, 2025:
Corporate notes (due in less than one year)	17,987	(16)	—	—	17,987	(16)
Corporate notes (due in one to two years)	31,265	(38)	—	—	31,265	(38)
	$49,252	$(54)	$—	$—	$49,252	$(54)
The gross unrealized losses related to U.S. Treasury securities, municipal securities, commercial paper and corporate notes as of September 30, 2026 and December 31, 2025 were due to changes in interest rates and not credit risk. If an available-for-sale security’s fair value is less than its amortized cost basis, we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. We have not recorded any allowances for credit losses on our available-for-sale securities for the three and nine months ended September 30, 2026 as we have not identified any unrealized losses for these securities attributable to credit factors. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

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
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. In addition, there have been no changes to our valuation techniques as of September 30, 2026 and December 31, 2025.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about our financial instruments that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value category assigned.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Money market funds(1)(2)	$41,962	$—	$—	$41,962
Certificate of deposit(2)	275	—	—	275
Municipal securities(3)(4)	—	11,848	—	11,848
U.S. Treasury securities(3)	—	30,937	—	30,937
Government-sponsored enterprises(3)	—	—	—	—
Commercial paper(1)(3)	—	92,001	—	92,001
Corporate notes(3)(4)	—	133,513	—	133,513
Total	$42,237	$268,299	$—	$310,536
Liabilities:
Sale of future royalties(5)	—	—	129,042	129,042
Total	$—	$—	$129,042	$129,042
As of December 31, 2025:
Assets:
Money market funds(1)(2)	$50,557	$—	$—	$50,557
Certificate of deposit(2)	274	—	—	274
Municipal securities(3)	—	10,041	—	10,041
U.S. Treasury securities(3)(4)	—	22,951	—	22,951
Commercial paper(3)	—	84,382	—	84,382
Corporate notes(3)(4)	—	209,253	—	209,253
Total	$50,831	$326,627	$—	$377,458
Liabilities:
Sale of future royalties(5)	—	—	129,582	129,582
Total	$—	$—	$129,582	$129,582
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. OTHER CONDENSED CONSOLIDATED FINANCIAL STATEMENT DETAILS
Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(In thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Contract research organization and clinical trial costs	$4,247	$3,677
Manufacturing activities	8,557	38,657
Professional, legal and accounting fees	2,904	881
Interest payable	—	3,110
Accrued revenue adjustments	5,938	3,486
Other	2,263	1,529
	$23,909	$51,340
Accrued compensation and benefits consisted of the following as of September 30, 2026 and December 31, 2025:

(In thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Accrued bonuses	$8,383	$10,335
Accrued vacation	1,964	2,581
Accrued restructuring charges	56	17,032
Accrued other	365	549
	$10,768	$30,497
Cash, cash equivalents, and restricted cash included in the Company's condensed consolidated statement of cash flows were as follows:

(In thousands)	SEPTEMBER 30, 2026	SEPTEMBER 30, 2025
Cash and cash equivalents	$69,179	$78,117
Restricted cash	1,892	1,876
Total cash, cash equivalents, and restricted cash	$71,071	$79,993

7. DEBT
Pharmakon Loan Agreement

On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility. We drew a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche A Loan, on November 1, 2024. The Pharmakon Loan Agreement had also provided for two additional committed term loan tranches of up to $125.0 million in the aggregate: a Tranche B Loan, of $75.0 million and a Tranche C Loan of $50.0 million. On January 5, 2026, we entered into an amendment to the Pharmakon Loan Agreement, or the Pharmakon Amendment, which extended the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. Nether the Tranche B Loan, nor the Tranche C Loan was drawn, and both are no longer available. A portion of the proceeds from the Tranche A Loan were used to repay, in full, all amounts owed under

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Hercules Loan Agreement, which was terminated effective November 1, 2024. The remaining proceeds will be used to fund our general corporate and working capital requirements.
The Pharmakon Amendment also extended the date before which any prepayment of the Tranche A Loan is subject to a make‑whole premium, or the Makewhole Date, from November 1, 2026 to May 1, 2027. The Pharmakon Amendment was evaluated under ASC 470-50 and determined to be a modification. The unamortized debt issuance costs will continue to be amortized over the remaining term using a revised effective interest rate. Fees incurred in connection with the Pharmakon Amendment were not material and were expensed as incurred.
The Tranche A Loan matures on November 1, 2029. The Tranche A Loan bears interest at a variable rate per annum equal to 5.75% plus the three-month Secured Overnight Financing Rate, or SOFR, with a SOFR floor of 3.00%. As of inception of the Tranche A Loan, the applicable interest rate was 10.32%. As of September 30, 2026, the applicable interest rate was 10.86%. Interest is due and payable quarterly on the last day of each quarter.
We may elect to prepay the Tranche A Loan in part or in whole prior to maturity, with such prepayments being subject to a prepayment premium equal to the principal amount so prepaid multiplied by 3% if made prior to November 1, 2027, 2% if made on or after November 1, 2027 but prior to November 1, 2028, and 1% if made on or after November 1, 2028 but prior to November 1, 2029. In addition to the prepayment premium, any prepayment of the Tranche A Loan prior to May 1, 2027 is subject to a make-whole amount equal to the sum of all interest that would have accrued through such date.
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
The Pharmakon Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the Pharmakon Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. There are no financial covenants. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the Pharmakon Loan Agreement, including, without limitation, (i) selling or disposing of assets, (ii) amending, modifying or waiving our rights under material agreements, (iii) consummating change in control transactions unless all amounts becoming due under the Loan Agreement are paid in full immediately upon (and concurrent with) the consummation of any such change in control transaction, (iv) incurring additional indebtedness, (v) incurring non-permitted liens or encumbrances on our or our subsidiaries’ assets, (vi) paying dividends or making any distribution or payment on or redeeming, retiring or purchasing any equity interests, and (vii) making payments on subordinated indebtedness, in each case, subject to specified exceptions. The Pharmakon Loan Agreement also contains the following events of default: (i) failure to pay principal, interest and other amounts when due, (ii) the breach of the covenants under the Loan Agreement, (iii) the occurrence of a material adverse change or the occurrence of a withdrawal event in respect of RYTELO, (iv) certain attachments of the credit parties assets and restraints on their business, (v) certain insolvency, liquidation, bankruptcy or similar events, (vi) certain cross-default of third-party indebtedness and royalty revenue contracts, (vii) the failure to pay certain judgments, (viii) material misrepresentations, (ix) the loan documents ceasing to create a valid security interest in a material portion of the collateral, (x) the occurrence of certain ERISA events, and (xi) the occurrence of a default under any subordination or intercreditor agreement, in each case subject to the grace periods, cure period and thresholds as specified in the Pharmakon Loan Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may, among other things, accelerate our obligations under the Pharmakon Loan Agreement (including all obligations for principal, interest and any applicable make-whole and prepayment premiums); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be immediately accelerated. We concluded that the likelihood of such acceleration is remote, and therefore all debt is classified as long‑term. As of September 30, 2026, we were in compliance with our Pharmakon Loan Agreement covenants.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2026 (in thousands):

2026	$6,054
2027	12,009
2028	12,042
2029	135,034
Thereafter	—
Total	$165,139
Less: amount representing interest	(40,139)
Less: unamortized debt discount and issuance costs	(4,561)
Noncurrent portion of debt	$120,439
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
The following table shows the activity within the liability related to sale of future royalties during the nine months ended September 30, 2026:

(in thousands)	Liability Related to Sale of Future Royalties
Carrying value of liability related to sale of future royalties at December 31, 2025	$129,582
Interest expense recognized	3,912
Royalty payments	(3,721)
Carrying value of liability related to sale of future royalties at March 31, 2026	$129,773
Interest expense recognized	3,864
Royalty payments	(4,012)
Carrying value of liability related to sale of future royalties at June 30, 2026	$129,625
Interest expense recognized	3,871
Royalty payments	(4,454)
Carrying value of liability related to sale of future royalties at September 30, 2026	$129,042

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. On May 18, 2026, we filed our motion to dismiss the second amended complaint. A hearing on the motion to dismiss was held on August 6, 2026, and on August 13, 2026, the Court entered an order denying our motion to dismiss. The case currently is in discovery, and we are vigorously defending against all claims.

In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the Securities Class Action. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the motion to dismiss in the Securities Class Action. On September 8, 2026, the Court extended the stay in the Consolidated Derivative Action pending the resolution of class certification in the Securities Class Action.

On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Hyung v. Bir, et al., No. 3:25-cv-08575 (the "Hyung Derivative Action"). The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the Consolidated Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On November 4, 2025, the Court stayed the Hyung Derivative Action pending a final ruling on the motion to dismiss in the Securities Class Action. On September 8, 2026, the Court extended the stay in the Hyung Derivative Action pending the resolution of class certification in the Securities Class Action. Additionally, on January 23 and February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors. On March 25, 2026, the board of directors similarly responded that it would defer a final decision on the demands given the other pending derivative lawsuits and the Securities Class Action. On September 8, 2026, one of the purported stockholders filed a suit in the United States District Court for the Northern District of California, captioned Russo v. Scarlett, et al., No. 3:26-cv-09979 (the "Russo Derivative Action"). The derivative lawsuit names certain of our current and former directors and officers. The allegations in the Russo Derivative Action are substantially similar to the Securities Class Action, the Consolidated Derivative Action, and the Hyung Derivative Action. On September 24, 2026, the plaintiffs in the Hyung Derivative Action and Russo Derivative Action filed a joint stipulation to consolidate the two derivative actions and stay the consolidated action pending the resolution of class certification in the Securities Class Action.

On September 29, 2026, a purported stockholder filed a derivative complaint in the United States District Court for the District of New Jersey, captioned Weinstein v. Scarlett, et al., No. 2:26-cv-12796 (the “Weinstein Derivative Action”). The lawsuit names certain of our current and former directors and officers and alleges that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations are substantially similar to the Securities Class Action, the Consolidated Derivative Action, the Hyung Derivative Action, and the Russo Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On October 19, 2026, the Court entered an order staying the Weinstein Derivative Action pending the resolution of class certification in the Securities Class Action.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Severance Plan
We maintain a company-wide severance plan that provides severance benefits upon qualifying terminations, including enhanced benefits in connection with a change of control. As of September 30, 2026, all executive officers have employment agreements with severance provisions and will receive the greater of the severance benefits provided under their agreements or the severance plan (without duplication).
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount. See Note 11 on Restructuring for additional information.
Purchase Commitments
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $31.6 million that can be cancelled, but would incur cancellation penalties, and approximately $9.9 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO as of September 30, 2026. Based on current plans and information available, the related commercial purchase commitments are intended to be utilized.
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
In September 2026, the Company entered into agreements with a third-party service provider to support the commercial launch of RYTELO in Germany and France. The arrangements include medical and commercial field personnel and related operational support, and have initial terms through December 31, 2028. The underlying agreements may be terminated for convenience by either party upon nine months’ prior written notice. During the notice period, monthly fees may not be less than the average monthly fees earned during the preceding 12 months. Upon termination, the Company may also be responsible for services performed through the termination date, approved noncancelable or nonrefundable commitments, certain vehicle lease termination charges, and applicable severance and employee-transition costs. After the initial term, agreements may be renewed for successive 12-month periods.

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Leases
New Jersey Office Space Leases
In September 2026, the Company entered into a new lease agreement for an office space in Parsippany, New Jersey. The new lease has an initial term of approximately eight and one-half years following commencement, with an option to extend the lease for an additional five years. Lease commencement is expected to occur upon substantial completion of certain landlord-funded improvements, which is currently expected in the first quarter of 2027. Concurrent with entering into the new lease, the Company entered into an agreement to terminate its existing lease for an office space in Parsippany, New Jersey. The existing lease will terminate, without a termination fee, upon substantial completion of the landlord’s work under the new lease.
The Company accounted for the new lease and the termination of the existing lease as a combined contract under ASC 842, Leases. As a result, the Company reallocated the remaining consideration between the existing and new lease components based on their relative standalone prices and remeasured the lease liability associated with the existing lease over its shortened term, with a corresponding adjustment of $1.0 million to the related right-of-use asset. No gain or loss was recognized as a result of the modification. The Company expects to recognize a right-of-use asset and corresponding lease liability for the new lease when the lease commences.
The new lease provides for initial annual base rent of approximately $0.4 million, subject to annual increases over the lease term.
California Office Space Lease
In October 2019, we entered into an operating lease agreement for office space located in Foster City, California, or the Foster City Lease. The Foster City Lease commenced on March 10, 2020, and its initial term extends through June 2027, with an option to extend the lease for an additional five years. In October 2026, we notified the landlord that we do not intend to exercise the five-year renewal option. Accordingly, the Foster City Lease is expected to expire in June 2027 in accordance with its existing terms.
9. NET INCOME (LOSS) PER COMMON SHARE
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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$1,350	$(18,428)	$(18,972)	$(54,638)

Weighted-average common shares - basic	672,293	667,102	670,799	666,397
Effect of dilutive securities:
Options	1,575	—	—	—
Restricted stock units and restricted stock awards	184	—	—	—
Weighted-average common shares - diluted	674,052	667,102	670,799	666,397

Net income (loss) per share - basic	$0.00	$(0.03)	$(0.03)	$(0.08)
Net income (loss) per share - diluted	$0.00	$(0.03)	$(0.03)	$(0.08)
The following table sets forth the potential weighted-average common shares excluded from the calculation of diluted net income (loss) per share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Options	75,538	72,981	78,140	67,772
Employee stock purchase plan	772	939	399	421
Restricted stock units and restricted stock awards	675	3,371	1,142	2,728
Total	76,985	77,291	79,681	70,921

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
The CODM reviews the segment's profit or loss based on net income (loss) reported on the consolidated statement of operations and comprehensive income (loss) and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment's assets based on total assets reported on the condensed consolidated balance sheet. All long-lived assets are held in the U.S.
Our CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the correlation between cash burn and profitability. During the three months ended September 30, 2026, the Company revised the presentation of certain financial information regularly provided to the CODM, Accordingly, prior period segment expense disclosures have been recast to conform to the current period presentation. The following table reconciles reported revenues to net income (loss) under the significant expense principle for the three and nine months ended September 30, 2026 and 2025:

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues:
Product revenue, net	$60.1	$47.2	$169.4	$135.6
Royalties	0.1	0.1	0.1	0.3
Total revenues	$60.2	$47.3	$169.5	$135.9
Costs and operating expenses:
Cost of goods sold	6.1	1.0	17.0	3.4
Research and development
Research and clinical expenses	11.7	18.0	38.5	51.5
Chemistry, manufacturing, and control expenses	0.9	3.0	10.9	6.4
Selling, general and administrative
Commercial expenses	15.6	18.6	49.9	55.0
Medical Affairs	3.7	4.3	11.1	10.3
Other general and administrative expenses*	16.4	16.2	48.6	52.3
Total cost and operating expenses	$54.4	$61.1	$176.0	$178.9
Income (loss) from operations	5.8	(13.9)	(6.5)	(43.0)
Total interest and other income (expense)	(4.4)	(4.5)	(12.5)	(11.6)
Net income (loss)	$1.4	$(18.4)	$(19.0)	$(54.6)

___________________________
*Other general and administrative expenses includes stock-based compensation expense and other general and administrative expenses largely resulting from personnel costs for individuals in administrative functions and legal and professional fees.

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

GERON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three and nine months ended September 30, 2025.

(in thousands)	Restructuring
Accrued balance as of December 31, 2025	$17,032
Expenses and adjustments	(394)
Payments	(13,532)
Accrued balance as of March 31, 2026	$3,106
Expenses and adjustments	(157)
Payments	(2,771)
Accrued balance as of June 30, 2026	$178
Expenses and adjustments	$(51)
Payments	(71)
Accrued balance as of September 30, 2026	$56

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
In March 2025, we were granted marketing authorization by the European Commission, or EC, for RYTELO as a monotherapy for the treatment of adult patients with TD anemia due to very low, low or intermediate risk myelodysplastic syndromes without an isolated deletion 5q cytogenetic, or non-del 5q, abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. To support the commercialization and marketing of RYTELO in the EU, we have engaged experienced third parties, including a commercialization partner, to assist with critical activities, including reimbursement, Health Technology Assessment, or HTA, submissions, market access and distribution, a contracted sales force and recording of sales. We have initiated a gated commercial launch in targeted European markets, with a commercialization partner and a related contracted sales force, with availability expected in Germany by the end of 2026 and in France in 2027. In addition, to enable paid access for patients outside the U.S. through approved Named Patient Programs, or NPPs, in 2025, we partnered with Tanner Pharma, a distributor with broad global reach. To date, product revenue generated through NPPs has been minimal.

We believe that telomerase inhibition with imetelstat represents a novel mechanism of action with unique benefits in hematologic malignancies and potentially in other tumor types. In addition to lower-risk MDS, we are developing imetelstat for the treatment of other myeloid hematologic malignancies, but there can be no assurance that we will obtain and maintain the necessary regulatory approvals to market RYTELO for any additional indications. In this regard, in October 2026, we announced our decision to discontinue our Phase 3 IMpactMF clinical trial evaluating imetelstat in patients with intermediate-2 or high-risk myelofibrosis, or MF, who have relapsed after or are refractory to treatment with a janus associate kinase inhibitor, or JAK inhibitor, or relapsed/refractory MF. The decision to discontinue the Phase 3 IMpactMF trial was based on a recommendation from an independent Data Monitoring Committee, or DMC, following the DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival. No new safety signals that change the known safety profile of imetelstat or require additional safety monitoring were observed in the imetelstat arm of the Phase 3 IMpactMF. Given the discontinuation of the Phase 3 IMpactMF trial, we will be unable to pursue any regulatory approvals for the relapsed/refractory MF indication and we will otherwise not receive any return on, or recoup our investment in the relapsed/refractory MF indication. Moreover, the development of imetelstat for the treatment of other myeloid hematologic malignancies is in the early stages and we do not expect to receive any regulatory approvals to market RYTELO for any additional indications for a number of years, if ever. Accordingly, we will remain wholly dependent on the commercialization of RYTELO in lower-risk MDS for the foreseeable future.
Financial Overview
Since our inception, we have primarily financed our operations through the sale of equity securities, draw downs on our debt facilities, cash generated from sales of RYTELO, interest income on our marketable securities, payments we received under the Royalty Pharma Agreement and our prior collaborative and licensing arrangements. As of September 30, 2026, we had approximately $339.4 million in cash, cash equivalents, restricted cash and marketable securities.
We began commercializing RYTELO in June 2024, and the commercial potential of and our ability to successfully commercialize RYTELO in lower-risk MDS remains unproven. Our success in commercializing RYTELO will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Prior to our commercialization of RYTELO, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. We reported a small profit for the year ended December 31, 2015, and we have not reported any profit since, with the exception of net income reported in the three months ended September 30, 2026. Our ability to maintain profitability is uncertain. We have incurred significant net losses since our inception in 1990, resulting principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. As of September 30, 2026, we had an accumulated deficit of approximately $1.9 billion.
On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Tranche A Loan matures on November 1, 2029 and bears interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
Our commercial strategy is designed such that RYTELO reaches eligible patients in its approved indication when they are most likely to benefit. Our commercial execution is focused on targeted engagement with high-volume accounts that treat earlier-line patients, investment in non-personal promotion and third-party education to further consistent, high-quality messaging across multiple touchpoints, and cross-functional execution of effective account management. However, our strategy to drive sales growth and our ongoing commercialization efforts have not to date achieved and may not in the future achieve meaningful sales growth, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts across the breadth of the eligible patient population in RYTELO's approved indication, particularly across appropriate second-line patients in RYTELO's approved indication, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO’s growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve sustained profitability.
In addition, in an effort to expand its indications of use, we are also developing RYTELO for the treatment of several myeloid hematologic malignancies that will continue to require additional time and significant investment in clinical trials to complete. Moreover, we may continue to experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, which often occur in later-stage clinical trials. For example, notwithstanding the improvement in overall survival and potential disease-modifying activity observed in our Phase 2 IMbark clinical trial, we recently announced our decision to discontinue our Phase 3 IMpactMF clinical trial following the DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival. As a result, we will be unable to expand RYTELO’s indication to use to the relapsed/refractory MF indication and we will otherwise not receive any return on or recoup our investment in the relapsed/refractory MF indication. We also expect to continue to seek regulatory approvals of RYTELO in lower-risk MDS in jurisdictions outside of the U.S., such as our recent marketing authorization in the EU, and to establish arrangements with third parties to assist us in the commercialization of RYTELO in such jurisdictions. In this regard, we have initiated a gated commercial launch in targeted European markets with a commercialization partner, with availability expected in Germany by the end of 2026 and in France in 2027. As a result of these current and planned activities, we expect research and development expenses and selling, general and administrative expenses to continue to be substantial as we continue to support the commercialization of RYTELO in the U.S. and the EU and the further development of RYTELO, including the conduct and completion of our Phase 1 IMproveMF combination clinical trial in frontline MF, our Phase 2 investigator-led IMpress clinical trial in higher-risk MDS and acute myeloid leukemia, and our Phase 1/2 investigator-led IMAGINE clinical trial in relapsed/refractory acute myeloid leukemia, and as we continue our efforts to make RYTELO available to eligible lower-risk MDS patients outside of the U.S., such as our recently-initiated gated commercial launch in targeted European markets.

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
Our critical accounting policies are described in Item 7, “Critical Accounting Policies and Estimates” in our 2025 Form 10-K. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in our 2025 Form 10-K.
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

The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change $	Change %	2026	2025	Change $	Change %

	(in thousands, except for percentage data)
Revenues:
Product revenue, net	$60,114	$47,167	$12,947	27%	$169,358	$135,610	$33,748	25%
Royalties	76	60	16	27%	149	256	(107)	(42)%
Total revenues	60,190	47,227	12,963	27%	169,507	135,866	33,641	25%
Costs and operating expenses:
Cost of goods sold	6,051	1,043	5,008	480%	16,983	3,439	13,544	394%
Research and development	12,709	21,070	(8,361)	(40)%	49,695	57,884	(8,189)	(14)%
Selling, general and administrative expenses	35,702	39,001	(3,299)	(8)%	109,990	117,588	(7,598)	(6)%
Restructuring charges	(71)	—	(71)	(100)%	(622)	—	(622)	(100)%
Total costs and operating expenses	54,391	61,114	(6,723)	(11)%	176,046	178,911	(2,865)	(2)%
Income (loss) from operations	5,799	(13,887)	19,686	(142)%	(6,539)	(43,045)	36,506	(85)%
Interest income	3,025	4,264	(1,239)	(29)%	9,417	14,072	(4,655)	(33)%
Interest expense	(7,207)	(8,644)	1,437	(17)%	(21,500)	(25,360)	3,860	(15)%
Other income (expense), net	(267)	(161)	(106)	66%	(350)	(305)	(45)	15%
Net income (loss)	$1,350	$(18,428)	$19,778	(107)%	$(18,972)	$(54,638)	$35,666	(65)%

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
Product revenue, net for the three and nine months ended September 30, 2026 was approximately $60.1 million and $169.4 million, respectively, compared to $47.2 million and $135.6 million for the three and nine months ended September 30, 2025, respectively. Product revenue, net increased by $12.9 million and $33.7 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased sales volumes and, to a lesser extent, a higher selling price, partially offset by higher gross-to-net adjustments. The increase in sales volume in both periods was primarily driven by a higher number of accounts and patients on therapy.
Total gross-to-net adjustments for the three and nine months ended September 30, 2026 were 19.3% and 20.2% of gross product revenue, compared to 21.6% and 17.0% for the three and nine months ended September 30, 2025, respectively. The changes in gross-to-net adjustments as a percentage of revenue were driven by a greater proportion of sales made under governmental managed-care pricing programs and group purchasing organizations, partially offset by lower return provision due to the revised returned goods policy effective November 1, 2026. We expect total gross-to-net adjustments to be in the percentage range of low to mid-twenties of gross product revenue in the fourth quarter of 2026.
The reconciliation of gross product revenue to product revenue, net by each significant category of gross-to-net adjustments is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gross product revenue	$74,496	$60,188	$212,285	$163,374
Gross-to-net adjustments:
Chargebacks	(9,670)	(7,042)	(27,023)	(17,154)
Distributor service fees	(2,481)	(2,041)	(7,021)	(5,516)
Government rebates	(2,264)	(2,143)	(5,892)	(2,668)
Sales returns and allowances	33	(1,795)	(2,991)	(2,426)
Total gross-to-net adjustments	(14,382)	(13,021)	(42,927)	(27,764)
Product revenue, net	$60,114	$47,167	$169,358	$135,610
Effective November 1, 2026, we revised our returned goods policy to significantly limit the circumstances under which customers may return RYTELO. As a result, we reduced our estimated product returns reserve during the three months ended September 30, 2026, resulting in a reduction of gross-to-net deductions.
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
We recognized royalty revenues of $0.1 million in both the three and nine months ended September 30, 2026, compared to $0.1 million and $0.3 million for the same periods in 2025, respectively. Royalty revenues in the three and nine months ended September 30, 2026 and 2025 primarily reflect estimated royalties from sales of cell-based research products from our divested stem cell assets.
Future license fee and royalty revenues are dependent on additional agreements being signed, if any, our current license agreement with Lineage being maintained and the underlying patent rights for the license remaining active.

Costs and Operating Expenses:
The following table summarizes our costs and operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change %	2026	2025	Change %

Cost of goods sold	$6,051	$1,043	480%	$16,983	$3,439	394%
Research and development	12,709	21,070	(40)%	49,695	57,884	(14)%
Selling, general and administrative	35,702	39,001	(8)%	109,990	117,588	(6)%
Restructuring charges	(71)	—	(100)%	(622)	—	(100)%
Total costs and operating expenses	$54,391	$61,114	(11)%	$176,046	$178,911	(2)%

Cost of Goods Sold
Cost of goods sold was approximately $6.1 million and $17.0 million for the three and nine months ended September 30, 2026, respectively, compared to $1.0 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, which consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight, and indirect overhead costs associated with the sale of RYTELO as well as inventory provisions and non-cash inventory write-offs for the applicable period. Cost of goods sold increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to higher sales and non-cash inventory write-offs of $4.8 million and $11.2 million, respectively.

Prior to receiving FDA approval for RYTELO in June 2024, we manufactured inventory to be sold upon commercialization and recorded the costs as research and development expense. As a result, a significant portion of the manufacturing costs related to the inventory manufactured prior to receiving FDA approval was partially expensed in a prior period and is therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2026 and 2025. We estimate our cost of sales as a percentage of product revenue, net will continue to be positively impacted for at least the next 12 months as we sell through certain inventory that was partially expensed prior to FDA approval.
Research and Development Expenses
During the three and nine months ended September 30, 2026 and 2025, our RYTELO (imetelstat) program and our research discovery program related to potential next generation telomerase inhibitors were the only research and development programs we supported. For these research and development programs, we incur direct external, personnel-related and other research and development costs. For the three and nine months ended September 30, 2026 and 2025, research and development expenses consist of expenses incurred in developing and testing imetelstat and research related to potential next generation telomerase inhibitors. These expenses include, but are not limited to, payroll and personnel expense, lab supplies, non-clinical studies, clinical trials, including support for investigator-led clinical trials, raw materials to manufacture clinical trial supply, manufacturing costs for research and clinical trial materials, sponsored research at other labs, consulting expenses, costs to maintain technology licenses and research-related overhead.
Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

Direct external research and development expenses:
Clinical program: imetelstat	$8,511	$12,605	$34,626	$32,361
Personnel-related expenses	3,525	7,943	12,980	23,584
All other expenses	673	522	2,089	1,939
Total research and development expenses	$12,709	$21,070	$49,695	$57,884
The decrease in research and development expenses for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily a result of lower personnel-related expenses driven by a decrease in headcount as a result of the workforce reduction in December 2025. In addition, the decrease in the three months ended September 30, 2026, compared to the same period in 2025, was driven by lower clinical and chemistry, manufacturing, and controls costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $35.7 million and $110.0 million for the three and nine months ended September 30, 2026, respectively, compared to $39.0 million and $117.6 million for the same periods in 2025. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to lower general and administrative personnel-related expenses from decreased headcount as a result of the workforce reduction in December 2025, partially offset by higher marketing costs due to continued investment in our RYTELO commercialization strategy and higher legal costs.
Restructuring Charges
In December 2025, we implemented a workforce reduction, representing approximately one-third of our workforce prior to the reduction in headcount and recorded restructuring charges of $17.0 million. Restructuring charges consisted of termination benefits such as one-time employee severance payments, healthcare and related benefits, and other employee-related costs.
For the three and nine months ended September 30, 2026, a credit of $0.1 million and $0.6 million, respectively, in restructuring charges was recognized, primarily due to lower‑than‑expected utilization of previously accrued amounts related to healthcare and related benefits. The credit was recorded in the condensed consolidated statement of operations as restructuring charges. The workforce reduction was substantially completed in the first quarter of 2026. There were no restructuring charges during the three and nine months ended September 30, 2025.

Interest Income
Interest income was $3.0 million and $9.4 million, respectively, for the three and nine months ended September 30, 2026, compared to $4.3 million and $14.1 million for the same periods in 2025. The decrease in interest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily reflects a decrease in interest rates between the periods and a smaller marketable securities portfolio. Interest earned in future periods will depend on the size of our marketable securities portfolio and prevailing interest rates.
Interest Expense
Interest expense was $7.2 million and $21.5 million, respectively, for the three and nine months ended September 30, 2026, compared to $8.6 million and $25.4 million for the same periods in 2025. The decrease in interest expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to lower average interest rates related to the Royalty Pharma Agreement and the Pharmakon Loan Agreement, which were entered into in November 2024. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information.
Other Income (Expense), Net
Other income (expense), net was an expense of $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2026, compared to an expense of $0.2 million and $0.3 million for the same periods in 2025. Other income (expense), net primarily reflects realized losses on marketable securities and foreign currency transaction adjustments.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, we had cash, restricted cash, cash equivalents, and marketable securities of $339.4 million, compared to $401.1 million at December 31, 2025. The decrease in cash, restricted cash, cash equivalents and marketable securities during the nine months ended September 30, 2026 was primarily the net result of cash used in operations partially offset by the receipt of net cash proceeds from accounts receivable.
On November 1, 2024, we entered into the Pharmakon Loan Agreement. We drew the Tranche A Loan of $125.0 million on November 1, 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the Hercules Loan Agreement. The Tranche A Loan matures on November 1, 2029 and bears interest at a variable rate per annum equal to 5.75% plus three-month SOFR with a SOFR floor of 3.00%. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
Future Funding Requirements
Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2026, we had approximately $339.4 million in cash, cash equivalents, restricted cash and marketable securities. Based on our current operating plans and assumptions, we believe that our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future. However, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.
Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. In this regard, given our decision to discontinue our Phase 3 IMpactMF clinical trial, we will be unable to expand RYTELO’s indication to use to the relapsed/refractory MF indication and we will otherwise not receive any return on or recoup our investment in the relapsed/refractory MF indication. As a result, we will remain wholly dependent on the commercialization of RYTELO in lower-risk MDS for the foreseeable future. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts such as the ongoing Russia and Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:
•the accuracy of the assumptions underlying our estimates for our capital needs;

•the overall level of sales and market acceptance of RYTELO;
•the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including commercialization in the U.S. and in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;

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
In addition, we may seek additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Due to uncertainty in the general economic, market and political climate, we may determine that it is necessary or appropriate to raise additional funds proactively to meet longer-term anticipated operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the 2026 Sales Agreement, our stockholders may be diluted, and the terms may include liquidation or other preferences that could materially and adversely affect the rights of our existing stockholders. In addition, we have borrowed, and in the future may borrow, additional capital from institutional and commercial banking sources to fund development and our future growth, including existing borrowings pursuant to our Pharmakon Loan Agreement or subsequent borrowing pursuant to new arrangements with different lenders. We may borrow funds on terms under agreements, such as our Pharmakon Loan Agreement, that include restrictive covenants, including covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Moreover, if we raise additional funds through alliance, collaborative or licensing arrangements with third parties, we may have to relinquish valuable rights to RYTELO or our technologies or grant licenses on terms that are not favorable to us.
Cash Flows Used in Operating Activities
Net cash used in operations for the nine months ended September 30, 2026 and 2025 was $68.5 million and $89.0 million, respectively. The decrease in net cash used in operations for the nine months ended September 30, 2026, compared to the same period in 2025, reflects a decrease in net loss, primarily due increased product revenue and lower personnel-related expenses as a result of the workforce reduction in December 2025, partially offset by net changes in operating assets and liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 and 2025 was $54.2 million and $86.1 million, respectively. The decrease in net cash provided by investing activities for the nine months ended September 30, 2026, compared to the same period in 2025, primarily reflects higher purchases of marketable securities and decreased proceeds from the sale and maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $6.0 million and $1.9 million, respectively. The increase in net cash provided by financing activities primarily reflects higher proceeds from issuances of common stock under our equity plans and proceeds from the exercise of warrants.
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
We have engaged third‑party contract manufacturers to manufacture and supply additional quantities of RYTELO that meet applicable regulatory standards for current and potential future clinical trials and commercial uses. Related to those contract manufacturing agreements, we have binding commercial purchase commitments of approximately $31.6 million that can be cancelled, but would incur cancellation penalties, and approximately $9.9 million in agreed upon manufacturing commitments that can be adjusted based on commercial demand of RYTELO. We expect to utilize all related commercial purchase commitments.
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
In September 2026, the Company entered into agreements with a third-party service provider to support the commercial launch of RYTELO in Germany and France. The arrangements include medical and commercial field personnel and related operational support, and have initial terms through December 31, 2028. The underlying agreements may be terminated for convenience by either party upon nine months’ prior written notice. During the notice period, monthly fees may not be less than the average monthly fees earned during the preceding 12 months. Upon termination, the Company may also be responsible for services performed through the termination date, approved noncancelable or nonrefundable commitments, certain vehicle lease termination charges, and applicable severance and employee-transition costs. After the initial term, agreements automatically renew for successive 12-month periods.
In September 2026, the Company entered into a new lease agreement for an office space in Parsippany, New Jersey. The new lease has an initial term of approximately eight and one-half years following commencement, with an option to extend the lease for an additional five years. Lease commencement is expected to occur upon substantial completion of certain landlord-funded improvements, which is currently expected in the first quarter of 2027. Concurrent with entering into the new lease, the Company entered into an agreement to terminate its existing lease for an office space in Parsippany, New Jersey. The existing lease will terminate, without a termination fee, upon substantial completion of the landlord’s work under the new lease. The new lease provides for initial annual base rent of approximately $0.4 million, subject to annual increases over the lease term.
In October 2019, we entered into an operating lease agreement for office space located in Foster City, California, or the Foster City Lease. The Foster City Lease commenced on March 10, 2020, and its initial term extends through June 2027, with an option to extend the lease for an additional five years. In October 2026, we notified the landlord that we do not intend to exercise the five-year renewal option. Accordingly, the Foster City Lease is expected to expire in June 2027 in accordance with its existing terms.
On November 1, 2024, we entered into the Pharmakon Loan Agreement, and in connection with this transaction, all obligations outstanding under the Hercules Loan Agreement were repaid in full on November 1, 2024, upon which the Hercules Loan Agreement was terminated. We expect our interest expense in future periods to reflect the continued amortization of debt discount and issuance costs associated with the Tranche A Loan under the Pharmakon Loan Agreement. As of September 30, 2026, we had a long-term principal debt balance of $120.4 million related to the Pharmakon Loan Agreement. See Note 7 on Debt in Notes to Condensed Consolidated Financial Statements of this Report for additional information on the Pharmakon Loan Agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our 2025 Form 10-K.
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
ITEM 1A. RISK FACTORS
Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Report. The summary below is qualified in its entirety by that more complete discussion of such risks and uncertainties. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Report as part of your evaluation of an investment in our common stock.

Risks Related to the Commercialization of RYTELO® (Imetelstat)

•Our near-term prospects are wholly dependent on the successful commercialization of RYTELO for lower-risk MDS. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. and in the EU for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO in the U.S., our U.S. commercialization strategy may ultimately be unsuccessful or less successful than anticipated.
•We have no experience selling, marketing or commercializing an approved drug outside of the U.S. and currently rely on and plan to continue to rely on third parties for the commercialization of RYTELO outside of the U.S., and we and they may not be able to effectively market, sell and distribute RYTELO outside of the U.S. In addition, if such third parties fail to provide us with accurate information, perform as expected or comply with legal and regulatory requirements, our efforts to commercialize RYTELO outside of the U.S. may be significantly impacted and/or we may be subject to regulatory sanctions.
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
•We are subject to pricing and reimbursement regulations in the European Union, or EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.

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

RISKS RELATED TO THE COMMERCIALIZATION OF RYTELO

Our near-term prospects are wholly dependent on the successful commercialization of RYTELO for lower-risk MDS. We have limited experience with the commercialization of RYTELO, and if we are unable to successfully commercialize RYTELO in the U.S. and in the EU for lower-risk MDS, or to expand its indication of use, our ability to generate meaningful revenue or achieve sustained profitability will be materially and adversely affected.

In June 2024, we received FDA approval to commercialize RYTELO in the U.S. for certain patients with lower-risk MDS, and we initiated a commercial launch of RYTELO in the U.S. in that indication. While we have generated revenue from U.S. sales of RYTELO since mid-2024, the commercialization of RYTELO marks our first effort to commercially launch a product candidate, and our ability to grow revenue on a sustained basis has not yet been proven. RYTELO is our only product approved for marketing by the FDA, and our ability to generate meaningful revenue from product sales and achieve sustained profitability is wholly dependent on our ability to successfully commercialize RYTELO in the U.S. and in the EU for lower-risk MDS or to expand its indications of use. We may not be able to successfully commercialize RYTELO for a number of reasons, including:

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
•our current and potential future reliance currently on other third parties, which we do not control, for the commercialization of RYTELO outside of the U.S.;
•future competitive or other market factors may adversely affect the commercial potential of RYTELO;
•we may not be able to obtain and maintain regulatory approvals for RYTELO in any other jurisdictions for lower-risk MDS or for any other indications;
•changed or increased regulatory restrictions;
•changes to the label for RYTELO that further restrict how we market and sell RYTELO, including adverse events observed in ongoing and future studies of imetelstat;
•the capabilities of third party manufacturers may adversely affect the success of our commercialization of RYTELO;
•we may need additional financial or other resources that might not be available to us to successfully commercialize RYTELO; and

•we may not be able to maintain adequate commercial supplies of RYTELO to meet demand or at an acceptable cost or at all.

Moreover, we recently announced our decision to discontinue our Phase 3 IMpactMF clinical trial evaluating imetelstat in patients with relapsed/refractory MF. The decision to discontinue the Phase 3 IMpactMF trial was based on a recommendation from an independent DMC following the DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival. Given the discontinuation of the Phase 3 IMpactMF trial, we will be unable to pursue any regulatory approvals for the relapsed/refractory MF indication and we will otherwise not receive any return on our recoup our investment in the relapsed/refractory MF indication, which has harmed our business and business prospects, including our prospects for sustained profitability in the near term. In addition, the development of imetelstat for the treatment of other myeloid hematologic malignancies is in the early stages and we do not expect to receive any regulatory approvals to market RYTELO for any additional indications for a number of years, if ever. Accordingly, will remain wholly dependent on the commercialization of RYTELO in lower-risk MDS for the foreseeable future. In this regard, RYTELO may not generate sufficient revenue from product sales in lower-risk MDS, and we may not achieve sustained profitability in the near term, or at all. In any event, if we are unable to successfully commercialize RYTELO in the U.S. for lower-risk MDS, or to expand its indications of use in the future, our ability to generate meaningful revenue from product sales and achieve sustained profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

Although we have established commercial operations and sales, marketing and distribution infrastructure for RYTELO in the U.S., our U.S. commercialization strategy may ultimately be unsuccessful or less successful than anticipated

As a company, we have limited prior experience in selling and marketing or commercializing an approved drug product in the U.S. The success of our commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. Our commercialization efforts in the U.S. have not to date achieved meaningful sales growth and our RYTELO sales trends and resulting revenue have been and may continue to be variable. Net product revenue was approximately $169.4 million and $135.6 million during the nine months ended September 30, 2026 and 2025, respectively. In an effort to better execute on our plans to commercialize RYTELO and generate more meaningful product revenue, we decided to focus our commercial execution on targeted engagement with high-volume accounts that treat earlier-line patients, and invest in non-personal promotion and third-party education to reach the full breadth of the eligible patient population, while cross-functionally collaborating for effective account management. However, our revised strategy to drive RYTELO commercial growth and our ongoing commercialization efforts may still not achieve meaningful sales growth, which may require us to, among other things, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to meet or grow RYTELO net product revenue in future periods. In particular, our strategy may not drive new patient starts in lower-risk MDS U.S. patients, particularly in second-line lower-risk MDS, in a timely manner or at all, or the duration of therapy could be shorter than we expect, each of which would limit RYTELO's growth potential and could preclude or delay our ability to generate meaningful revenue from product sales and to achieve sustained profitability. If we are unsuccessful in accomplishing our objectives from our commercialization efforts and strategy, we may not be able to generate meaningful revenue from the commercialization of RYTELO in lower-risk MDS, or may require significant additional capital and financial resources to make further investment in our commercial operations. Any of these outcomes would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

We have no experience selling, marketing or commercializing an approved drug outside of the U.S. and currently rely on and plan to continue to rely on third parties for the commercialization of RYTELO outside of the U.S., and we and they may not be able to effectively market, sell and distribute RYTELO outside of the U.S. In addition, if such third parties fail to provide us with accurate information, perform as expected or comply with legal and regulatory requirements, our efforts to commercialize RYTELO outside of the U.S. may be significantly impacted and/or we may be subject to regulatory sanctions.

We expect to continue to seek regulatory approvals of RYTELO in lower-risk MDS in jurisdictions outside of the U.S., such as our recent marketing authorization in the EU, and to continue to establish arrangements with third parties, which we do not control, to assist us in the commercialization of RYTELO in such jurisdictions. Specifically, we currently intend to continue to seek contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties to assist us in the commercialization of RYTELO in the EU and in any other regions outside of the U.S. Doing so will continue to require additional investment of capital and time. For example, to support the commercialization and marketing of RYTELO in the EU, we have engaged third parties, including a commercialization partner, to assist with critical activities, including reimbursement, Health Technology Assessment (HTA) submissions, market access and distribution, a contracted sales force and recording of sales. In this regard, there can be no assurance that the capabilities of our commercialization partner in the EU will be effective in marketing and selling RYTELO or that our commercialization partner’s personnel will be more effective than an internally developed sales organization. Moreover, if these third parties fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, our ability to deliver RYTELO to meet commercial demand outside of the U.S. would be significantly impaired. In addition, if these third parties do not provide us with timely and accurate information, it could impact our ability to comply with our financial reporting, government price reporting and securities laws obligations, which could expose us to the risk of regulatory sanctions or shareholder lawsuits and adversely affect our business. In any event, any failure or delay in entering into and satisfactorily conducting such contractual arrangements, strategic partnerships, collaborations, alliances or licensing arrangements with third parties would adversely impact the commercialization of RYTELO in the EU or in any other regions outside the U.S. where RYTELO may be approved for marketing in the future.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. For details regarding certain legislative and regulatory changes and proposed changes regarding the healthcare system that may affect our ability to operate, see Item 1 “Business - Healthcare Reform” in the 2025 Form 10-K.

In addition, government authorities and other third-party payors in the U.S. and other jurisdictions are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes, and are challenging the prices charged for medical products. The Inflation Reduction Act of 2022 includes several provisions to lower prescription drug costs for people with Medicare and reduce drug spending by the federal government, including the Medicare Drug Price Negotiation Program, which may ultimately have a negative effect on the pricing for RYTELO. However, the Medicare Drug Pricing Negotiation Program provisions of the law currently contain an orphan drug exception. Further, the final CY 2026 Medicare Physician Fee Schedule rule, issued by the Centers for Medicare & Medicaid Services, among other things, increases bona fide service fee documentation requirements, defines “bundled arrangement,” to require “unbundling” of both contingent and non-contingent discounts and includes sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices. Additionally, the administration is implementing or considering various CMS (Center for Medicare and Medicaid Innovation) most favored nation pricing models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others.

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

Our strategy to drive sales growth and our ongoing commercialization efforts have not to date achieved and may not in the future achieve the rate of market acceptance by the healthcare community or breadth of eligible patient segments that we expect, which may require us to, among others, further adjust or amend our commercialization strategy and plans and incur significant expenses, and there can be no assurance that we will be able to grow RYTELO net product revenue in future periods. While our current priority is to drive new patient starts across the breadth of the eligible patient population in RYTELO's sole approved indication, we may be unable to do so in a timely manner or at all, which would limit RYTELO's growth potential and which could delay or preclude our ability to generate meaningful revenue from product sales and to achieve sustained profitability. Furthermore, RYTELO competes with a number of conventional and widely accepted drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of RYTELO depends on a number of factors, including:

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

We are commercializing RYTELO in lower-risk MDS, and the addressable patient population in lower-risk MDS is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with lower-risk MDS in the U.S. or the EU. Additionally, the potentially addressable patient population for RYTELO may not ultimately be amenable to treatment with RYTELO, we may be unable to successfully identify patients and achieve a significant market share in all eligible patient segments in RYTELO’s approved indication, or the duration of therapy for patients receiving RYTELO could be shorter than we expect, each of which would have a negative impact on sales of RYTELO in the future and may limit its growth potential. Our commercialization of RYTELO in the U.S. and our commercialization in the EU is limited to certain patients with lower-risk MDS, and any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and approved by the FDA and similar international regulatory authorities, which would preclude us from marketing RYTELO for any other indications not expressly approved by those regulatory authorities. Future regulatory approvals for RYTELO, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.

Our market opportunity may also be limited by the pricing, reimbursement and access we are able to achieve for RYTELO, the quality and expiration of our intellectual property rights and regulatory exclusivity, duration of RYTELO treatment in lower-risk MDS and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for RYTELO that we or any potential future collaborative partners develop could be significantly diminished, which would have a material adverse impact on our business and business prospects, and would adversely affect our ability to achieve sustained profitability.

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

We are subject to pricing and reimbursement regulations in the EU, which may materially affect our ability to commercialize and receive reimbursement coverage for RYTELO in the EU.

In March 2025, we received marketing authorization for RYTELO in the EU for the treatment of adult patients with TD anemia due to lower-risk MDS without an isolated deletion 5q cytogenic abnormality and who had an unsatisfactory response to or are ineligible for erythropoietin-based therapy. We have initiated a gated commercial launch in targeted European markets, with availability expected in Germany by the end of 2026 and in France in 2027. The pricing of RYTELO is subject to governmental control and other market regulations which could put pressure on the pricing and usage of RYTELO. In the EU, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate and market acceptance and sales of RYTELO will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for RYTELO and may be affected by existing and future healthcare reform measures.

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

Any of these events could prevent us from achieving or maintaining market acceptance for RYTELO, could substantially increase the costs and expenses of commercializing RYTELO, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of RYTELO. If RYTELO is approved outside the U.S. and EU, we will be subject to similar requirements, considerations and risks in other regions.

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

Furthermore, in connection with our marketing authorization for RYTELO in the EU for certain patients with TD anemia due to lower-risk MDS, we are subject to post-marketing requirements to submit final results from certain ongoing non-clinical and clinical studies and the completion of certain quality-related activities and studies. We are also subject to rules and regulations in the EU applicable to the manufacturing, marketing, promotion, and sale of medicinal products. If we, or a regulatory authority, discover previously unknown problems with RYTELO, such as adverse events of unanticipated severity or frequency, or problems with a facility where RYTELO is manufactured, a regulatory authority may impose restrictions relative to RYTELO or the manufacturing facility, including requiring recall or withdrawal of RYTELO from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for RYTELO will be subject to regulatory requirements and continuing regulatory review.

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

We may never receive regulatory approval for RYTELO in any other jurisdictions or for any new indications. It can take many years to obtain approval, if approval is obtained at all. Of the large number of drugs in development, only a small percentage complete the development and regulatory approval process and are successfully commercialized. In addition, the lengthy review process and the unpredictability of ongoing or future clinical trials may result in a delay in obtaining, or our failure to obtain, regulatory approval for RYTELO in lower-risk MDS in any jurisdictions other than the U.S. and the EU, or for other indications in any jurisdictions. Failure to obtain approval could significantly harm our business and business prospects, render our significant clinical development expenditures unrecoverable, and might cause us to cease operations.

Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy to the satisfaction of such regulatory authorities, as well as information about the product manufacturing process and any inspections of manufacturing facilities conducted by regulatory authorities through the filing of a New Drug Application, or NDA, in the U.S. and a Marketing Authorization Application, or MAA, in the EU. Although RYTELO is approved in the U.S. and the EU in lower-risk MDS, there can be no assurance that we will receive regulatory approval for the commercialization of RYTELO for lower-risk MDS in any other jurisdiction or for any new indications. In addition, given our determination to discontinue the Phase 3 IMpactMF trial, we will be unable to pursue any regulatory approvals for the relapsed/refractory MF indication and the development of imetelstat for the treatment of other myeloid hematologic malignancies is only in the early states; accordingly, we do not expect to receive any regulatory approvals to market RYTELO for any additional indications for a number of years, if ever.

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

Any further delay in obtaining or failure to obtain required approvals of RYTELO in any other jurisdictions or for any other indications, or limitations on any regulatory approval that we might receive in the future, if any, could reduce the potential commercial use of RYTELO, and potential market demand for RYTELO and therefore result in decreased revenue for us from any commercialization of RYTELO in any other jurisdictions or for any other indications, any of which could severely and adversely affect our financial results and ability to raise additional capital, if needed, the price of our common stock, our business and business prospects, and might cause us to cease operations.

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

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 to commercialize RYTELO in the U.S. for lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications.

Even though we reported positive top-line results from IMerge Phase 3 in January 2023 and received regulatory approval from the FDA in June 2024 and the EC in March 2025 to commercialize RYTELO in lower-risk MDS, the top-line results from IMerge Phase 3 are not necessarily predictive of RYTELO’s activity in other indications and for other pivotal trials that may be needed to support any application to the FDA or similar international regulatory authorities for such other indications. For example, in October 2026, we announced our decision to discontinue our Phase 3 IMpactMF clinical trial. The decision to discontinue the Phase 3 IMpactMF trial was based on a recommendation from an independent DMC following the DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival. Given the discontinuation of the Phase 3 IMpactMF trial, we will be unable to pursue any regulatory approvals for the relapsed/refractory MF indication and we will otherwise not receive any return on our recoup our investment in the relapsed/refractory MF indication. Moreover, the development of imetelstat for the treatment of other myeloid hematologic malignancies is in the early stages and we do not expect to receive any regulatory approvals to market RYTELO for any additional indications for a number of years, if ever. Accordingly, we will remain wholly dependent on the commercialization of RYTELO in lower-risk MDS for the foreseeable future.

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
•unfavorable benefit-to-risk assessment, in the case of marginal efficacy and/or clinically relevant safety concerns, for any proposed indication, as was the case in our Phase 3 IMpactMF trial;

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

We are wholly dependent on the success of RYTELO (imetelstat), which is our only approved product, and our ability to generate revenue from product sales and achieve sustained profitability is wholly dependent on our ability to successfully commercialize RYTELO for lower-risk MDS or to expand its indications of use. In this regard, in addition to lower-risk MDS, which is the only indication for which RYTELO has received marketing approval in the U.S. and the EU, we are developing imetelstat for the treatment of several myeloid hematologic malignancies. However, besides the relapsed/refractory MF indiction, which was being evaluated in the now discontinued Phase 3 IMpactMF trial, the development of imetelstat for the treatment of other myeloid hematologic malignancies is only in the early stages. Our ability to further develop imetelstat and to expand its indications of use to other myeloid hematologic malignancies is subject to significant risks and uncertainties, including, among other things, our ability to:

•generate sufficient safety and efficacy data from the IMproveMF, IMpress and IMAGINE clinical trials, to support any application for regulatory approval, without clinically meaningful safety issues, side effects or dose-limiting toxicities related to imetelstat that may negatively impact its benefit-risk profile;
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
•compete effectively with other approved treatments in lower-risk MDS;
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
•use of OS as a trial endpoint, which inherently requires prolonged periods of clinical observation and follow-up, including the need for a certain number of events, or deaths, to occur prior to the interim or final analysis in that trial of OS;
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
•responding to safety findings, recommendations or conclusions by the data safety review committees, independent DMCs and/or expert committees of current and potential future clinical trials of imetelstat based on emerging data occurring during such clinical trials;
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

As an example of the above, we recently announced our decision to discontinue our Phase 3 IMpactMF clinical trial evaluating imetelstat in patients with relapsed/refractory MF. The decision to discontinue the Phase 3 IMpactMF trial was based on a recommendation from an independent DMC following the DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival.

In addition to the above, recent actions by the current administration in the U.S. to limit federal agency budgets and personnel have resulted in reductions in the FDA's budget and employees, which may lead to slower response times, longer review periods, delayed inspections or other disruptions that we cannot currently predict. Failures or delays with respect to any of the foregoing events and such disruptions in the timely review and processing of our regulatory submissions and inspections could adversely affect our ability to conduct or complete the clinical trials being conducted by us or our investigators, or to commence, conduct and complete potential future clinical trials of imetelstat, which could increase development costs or interrupt, further delay or halt our development of imetelstat, any of which could severely and adversely affect our financial results, business and business prospects.

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

Further, success in non-clinical testing and early clinical trials, including Phase 2 clinical trials, such as IMbark, does not ensure that later clinical trials will be successful, nor does it predict final clinical trial results. In addition, even though we reported positive top-line results from IMerge Phase 3 in January 2023, this does not ensure that any other clinical trials of imetelstat will be successful. Later stage clinical trials of imetelstat may fail to show an acceptable benefit-risk profile despite having progressed through non-clinical studies and initial clinical trials, as was the case in our Phase 3 IMpactMF clinical trial. Many companies in the biopharmaceutical industry have frequently suffered significant setbacks in later clinical trials, even after achieving promising results in earlier non-clinical studies or clinical trials.

In general, Phase 3 clinical trials with larger numbers of patients or longer durations of therapy may fail to replicate efficacy and safety results observed in earlier clinical trials. For example, notwithstanding the improvement in overall survival and potential disease-modifying activity observed in our Phase 2 IMbark clinical trial, we recently announced our decision to discontinue our Phase 3 IMpactMF clinical trial following an independent DMC’s conclusion that the trial was unlikely to meet the primary endpoint of overall survival. As a result, we will be unable to expand RYTELO’s indication to use to the relapsed/refractory MF indication and we will otherwise not receive any return on or recoup our investment in the relapsed/refractory MF indication.

Furthermore, non-clinical and clinical data are often susceptible to varying interpretations and analyses. In some instances, there can be significant variability between different clinical trials of imetelstat due to numerous factors, including changes in trial procedures set forth in trial protocols, differences in the size and type of patient populations, and changes in and adherence to the dosing regimens. Failure to achieve results supporting a positive benefit-risk profile in current or potential future imetelstat clinical trials would interrupt, further delay, or halt, any development of imetelstat, which could have a severe adverse effect on our results of operations, financial condition and ability to raise additional capital, if needed, and our business and business prospects. In this regard, given the discontinuation of the Phase 3 IMpactMF trial, we will be unable to pursue any regulatory approvals for the relapsed/refractory MF indication and we will otherwise not receive any return on our recoup our investment in the relapsed/refractory MF indication, which has harmed our business and business prospects, including our prospects for sustained profitability in the near term.

Further, preliminary data are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additional or updated safety and efficacy data from current or potential future clinical trials of imetelstat may result in a benefit-risk profile that does not justify the continued development and/or potential regulatory approval of imetelstat in a particular patient population, or at all. Thus, reported data should be considered carefully and with caution, and not relied upon as indicative of future clinical results. Such additional data could result in a lower benefit-risk profile than initially expected, such as was the case with the DMC's conclusion based on its review of the available data in IMpactMF, which could halt the commercialization of RYTELO, hinder the potential success of IMproveMF, IMpress or IMAGINE, or cause us to abandon further development of imetelstat entirely.

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

Furthermore, the execution of clinical trials and the subsequent compilation and analysis of the data produced requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. If the quality or accuracy of the clinical data obtained, compiled or analyzed by third parties is compromised due to their failure to adhere to our clinical trial protocols, GCP or GMP requirements, or for any other reason, we may need to enter into new arrangements with alternative third parties, which would cause delay, and could be difficult, costly or impossible.

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
We are incurring and have incurred net losses every year since our operations began in 1990, except for one. As of September 30, 2026, our accumulated deficit was approximately $1.9 billion. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Although we began commercializing RYTELO in June 2024, the commercial potential of and our ability to successfully commercialize RYTELO remains unproven, and our limited operating history as a commercial company makes our future operating results difficult to predict. We expect that our sales revenue may continue to vary from period to period as a result of the evolving effects of our commercialization strategy in lower-risk MDS and as our commercialization efforts otherwise progress. If we do not generate sufficient revenue from commercial sales of RYTELO, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and imetelstat clinical development activities and research programs, and continue with the commercialization of RYTELO, including as a result of our obligation to pay royalty payments under the Royalty Pharma Agreement and service our debt obligations. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we report a profit in future periods, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

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
Successful drug development and commercialization requires significant amounts of capital. As of September 30, 2026, we had approximately $339.4 million in cash, cash equivalents, restricted cash and marketable securities. While we believe that, based on our current operating plans and assumptions, our existing cash, cash equivalents, and marketable securities, together with anticipated net revenues from sales of RYTELO, will be sufficient to fund our projected operating requirements for the foreseeable future, if we do not generate net revenues from commercial sales of RYTELO at the levels we anticipate, if we experience unforeseen events or choose to make other investments in our business, or our assumptions regarding our projected operating expenses are otherwise incorrect, we may require additional funding, which could include a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, which may not be possible. For example, changes in our operations, such as increased development, manufacturing and clinical trial expenses, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause our operating expenses to increase, perhaps significantly, which could require us to raise additional funding. If adequate funds are not available to us when we need them, our RYTELO commercialization efforts may be adversely affected and we may be unable to pursue further development of imetelstat, which would severely harm our business and we might cease operations.

Despite receiving FDA approval of RYTELO in the U.S. in June 2024 and marketing authorization in the EU in March 2025, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, and we cannot reasonably estimate whether our future development activities may succeed, whether we will obtain regulatory approval for RYTELO in any other jurisdictions or indications we are pursuing or may in the future pursue, or whether we will be able to effectively commercialize RYTELO in the U.S. or in the EU for lower-risk MDS or other potential jurisdictions or indications, if at all. We may never recoup our investment in any RYTELO development, which would adversely affect our financial condition and our business and business prospects, and might cause us to cease operations. For example, given our decision to discontinue our Phase 3 IMpactMF clinical trial, we will be unable to expand RYTELO’s indication to use to the relapsed/refractory MF indication and we will otherwise not receive any return on or recoup our investment in the relapsed/refractory MF indication. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from further changes in tariffs and other trade restrictions, renegotiation of existing international trade agreements or further escalation of trade tensions, inflation, fluctuations in interest rates, prospects of a recession, government shutdowns, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts such as the ongoing Russia and Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran, pandemics or other health crises and supply chain and resource issues. Further, our future capital requirements are difficult to forecast and will depend on many factors, including:

•the accuracy of the assumptions underlying our estimates for our capital needs;
•the overall level of sales and market acceptance of RYTELO;
•the scope, progress, timing, magnitude and costs of non-clinical and clinical development, manufacturing and commercialization of RYTELO, including commercialization in the U.S. and in the EU for lower-risk MDS, or in any other jurisdictions or other indication we may pursue, subject to clearances and approvals by the FDA and similar international regulatory authorities;
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

On November 1, 2024, we entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership, each, a Lender, which are investment funds managed by Pharmakon Advisors, LP, and BioPharma Credit PLC, as collateral agent, that provides for a 5-year senior secured term loan facility. We drew a Tranche A Loan in an aggregate principal amount of $125.0 million, or the Tranche

A Loan, on November 1, 2024. The Pharmakon Loan Agreement had also provided for two additional committed term loan tranches of up to $125.0 million in the aggregate: a Tranche B Loan of $75.0 million and a Tranche C Loan of $50.0 million. On January 5, 2026, we entered into an amendment to the Pharmakon Loan Agreement, or the Pharmakon Amendment, which extended the date for requesting the Tranche B Loan and Tranche C Loan, once available, from December 31, 2025 to July 30, 2026. Neither the Tranche B Loan nor the Tranche C Loan was drawn, and both are no longer available.

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

In addition, we may borrow additional capital in the future to fund clinical development and our future growth, including pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.

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

We intend to develop RYTELO broadly for hematologic malignancies, and to continue to commercialize, market and sell RYTELO in the U.S. for certain patients with lower-risk MDS ourselves. At this time, we do not plan to commercialize RYTELO independently in the EU (or in any other regions outside of the U.S. where RYTELO may be approved for marketing in the future). Accordingly, we have engaged third parties for the commercialization and marketing of RYTELO in the EU, including a commercialization partner, to assist with critical activities, including reimbursement, Health Technology Assessment (HTA) submissions, market access and distribution, a contracted sales force and recording of sales, and we may otherwise seek additional collaborative partners, at an appropriate time, to assist us in the potential development and commercialization of RYTELO outside the U.S., and to provide funding for such activities. We face significant competition in seeking appropriate collaborative partners, and these potential collaborative arrangements are complex and time consuming to negotiate, document and implement. In addition, the terms of our Pharmakon Loan Agreement may limit our ability to enter into certain collaborative arrangements and any future debt agreements may continue or further limit our ability to enter into such agreements. We may not be able to establish collaborative arrangements on acceptable terms, or at all. In this regard, collaborative arrangements with third parties may require us to relinquish material rights, including revenue from commercialization, or assume material ongoing development obligations that we would have to fund or otherwise support.
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
•challenges inherent in efficiently managing employees or consultants in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;
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

We conduct clinical trials outside of the U.S., and are pursuing paths to make RYTELO available to lower-risk MDS patients outside of the U.S., including in the EU, which may subject us to additional risks, including risks related to operating outside of the U.S., such as:

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

The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and potential tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. In April 2025, the U.S. government imposed a 10% baseline global tariff and in August 2025, the U.S. imposed higher “reciprocal” tariffs on numerous other territories, including EU Member States and South Korea. While the U.S. Supreme Court recently issued a ruling invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act, other tariffs imposed by the U.S. government remain in place, including the 10% global tariff imposed by the Trump administration under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court decision. Moreover, the Bureau of Industry and Security, U.S. Department of Commerce, initiated and completed an investigation which determined certain pharmaceutical ingredients, including finished drug product, manufactured outside the U.S. pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Although a significant portion of our supply chain for imetelstat is currently based in the U.S., the active pharmaceutical ingredient, or API, for imetelstat is manufactured in South Korea and our 47mg vial of RYTELO drug product is currently manufactured in Italy. In addition, in the future we may choose to utilize other contract manufacturers for different presentations of imetelstat and source materials for our supply chain from other international jurisdictions. Accordingly, such global or industry-specific tariffs, or the renegotiation of current international trade agreements, or other trade restrictions could result in additional costs on our business, including generally increasing our manufacturing costs, and may decrease our gross margins and increase our supply chain complexity. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers impacting RYTELO, which could impose additional costs and complexity on our business, including with respect to our planned commercialization of RYTELO in select EU markets in 2026 or restrict our ability to sell RYTELO in the EU or in other international markets where we may obtain approval of RYTELO.

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

Securities class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. This risk is especially relevant for us because we often experience significant stock price volatility in connection with our activities. On March 13 and March 14, 2025, we and certain of our current and former officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Northern District of California captioned Dabestani v. Geron Corporation, et al., No. 3:25-cv-02507 and Potvin v. Geron Corporation, et al., No. 3:25-cv-02563, respectively. Both lawsuits allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with allegedly false and misleading statements concerning the commercial potential of RYTELO. The plaintiffs allege, among other things, that we overstated RYTELO's commercial potential by making materially false and misleading statements and/or concealing material adverse facts concerning RYTELO's commercial potential, including the lack of awareness among healthcare providers for RYTELO, the burden of monitoring requirements in administering the drug, and the impacts of seasonality and existing competition on RYTELO's sales, and that our stock price dropped when we disclosed in our earnings call on February 26, 2025 that we had observed flat revenue trends over the prior few months. The plaintiffs seek damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. On May 29, 2025, the Court consolidated the Dabestani and Potvin cases into one consolidated action captioned In re Geron Corporation Securities Litigation, or the Securities Class Action, and appointed lead plaintiffs and counsel for lead plaintiffs. On August 8, 2025, lead plaintiffs filed a consolidated amended complaint. On October 7, 2025, we filed our motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss was held on March 19, 2026, and on March 30, 2026, the Court entered an order granting our motion to dismiss without prejudice. On April 13, 2026, lead plaintiffs filed a second amended complaint. On May 18, 2026, we filed our motion to dismiss the second amended complaint. A hearing on the motion to dismiss was held on August 6, 2026, and on August 13, 2026, the Court entered an order denying our motion to dismiss.

In addition, on April 15, 2025 and April 16, 2025, three purported stockholders filed derivative complaints, each filed in the United States District Court for the Northern District of California, captioned Bishop v. Scarlett, et al., No. 3:25-cv-03356, Lerner v. Scarlett, et al., No. 3:25-cv-03401, and Willis v. Scarlett, et al., No: 3:25-cv-03396, respectively. The three lawsuits name certain of our current and former directors and officers and allege that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations in each of the three derivative complaints are substantially similar to the Securities Class Action. The plaintiff seeks damages and interest, and an award of reasonable costs, including attorneys' and experts' fees. The plaintiffs in Bishop v. Scarlett, et al. and Willis v. Scarlett, et al. also seek punitive damages. On May 16, 2025, the Court consolidated the three derivative complaints into one consolidated action captioned In re Geron Corporation Derivative Litigation, or the Consolidated Derivative Action. On June 17, 2025, the Court stayed the Consolidated Derivative Action pending a final ruling on the anticipated motion to dismiss in the Securities Class Action. On September 8, 2026, the Court extended the stay in the Consolidated Derivative Action pending the resolution of class certification in the Securities Class Action

On August 29, 2025, a purported stockholder made a demand on our board of directors to commence a civil action against certain of our current and former directors for breaching their fiduciary duties and violating the securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. On September 19, 2025, the board of directors responded that it would defer a final decision on the demand given the other pending derivative lawsuits and the Securities Class Action. On October 7, 2025, the purported stockholder filed a suit in the United States District Court for the Northern District of California, captioned Hyung v. Bir, et al., No. 3:25-cv-08575 (the "Hyung Derivative Action"). The derivative lawsuit names certain of our current and former directors and officers. The allegations in the derivative lawsuit are substantially similar to the Securities Class Action and the Consolidated Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On June 17, 2025, the Court stayed the Hyung Derivative Action pending a final ruling on the motion to dismiss in the Securities Class Action. On September 8, 2026, the Court extended the stay in the Hyung Derivative Action pending resolution of class certification in the Securities Class Action. Additionally, on January 23 and February 19, 2026, respectively, two additional purported stockholders each made a similar demand on our board of directors. On March 25, 2026, our board of directors similarly responded that it would defer a final decision on the demands given the other pending derivative lawsuits and the Securities Class Action. On September 8, 2026, one of the purported stockholders filed a suit in the United States District Court for the Northern District of California, captioned Russo v. Scarlett, et al., No. 3:26-cv-09979 (the “Russo Derivative Action”). The derivative lawsuit names certain of our current and former directors and officers. The allegations in the Russo Derivative Action are substantially similar to the Securities Class Action, the Consolidated Derivative Action, and the Hyung Derivative Action. On September 24, 2026, the plaintiffs in the Hyung Derivative Action and Russo Derivative Action filed a joint stipulation to consolidate the two derivative actions and stay the consolidated action pending the resolution of class certification in the Securities Class Action.

On September 29, 2026, a purported stockholder filed a derivative complaint in the United States District Court for the District of New Jersey, captioned Weinstein v. Scarlett, et al., No. 2:26-cv-12796 (the “Weinstein Derivative Action”). The lawsuit names certain of our current and former directors and officers and alleges that they breached their fiduciary duties and violated federal securities laws by issuing allegedly false and misleading statements concerning the commercial potential of RYTELO. The allegations are substantially similar to the Securities Class Action, the Consolidated Derivative Action, the Hyung Derivative Action, and the Russo Derivative Action. The plaintiff seeks damages and an award of reasonable costs, including attorneys’ and experts’ fees. On October 19, 2026, the Court entered an order staying the Weinstein Derivative Action pending the resolution of class certification in the Securities Class Action.

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

It is possible that additional lawsuits might be filed, or allegations might be received from stockholders, with respect to these same matters as alleged in the pending lawsuits or other matters and also naming us and/or our officers and directors as defendants. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources and may incur substantial legal fees and costs in the defense of the pending lawsuits and any related or additional lawsuits, and we may not prevail. Monitoring, initiating and defending against legal actions is also time-consuming for our management, is likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. Given the early stage of these lawsuits and the inherent uncertainty of litigation, we cannot predict how long it may take to resolve the pending lawsuits or the amount of costs we may incur, or the potential outcome or the possible amount of any damages we may be required to pay. A decision adverse to our interests in the pending lawsuits or in similar or related litigation, could result in the payment of substantial damages or settlements, or possibly fines, and, although we maintain liability insurance, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. If any judgment or settlement against us and costs or expenses associated with the pending litigation exceed our insurance coverage or insurance coverage is denied, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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
Historically, our stock price has been extremely volatile. Between October 1, 2016 and September 30, 2026, our stock has traded as high as $6.38 per share and as low as $0.89 per share. Between October 1, 2025 and September 30, 2026, the price has ranged between a high of $1.95 per share and a low of $1.07 per share. The significant market price fluctuations of our common stock have been due to and may in the future be influenced by a variety of factors, including:
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
Our common stock is currently listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “GERN.” The listing standards of Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. Historically, our stock price has been extremely volatile and recently, our stock has traded as low as $0.84 per share through October 30, 2026. Following our recent announcement about the decision to discontinue the Phase 3 IMpactMF trial, the market price of our common stock has experienced a severe decline and closed below $1.00 per share. While our common stock is currently listed on Nasdaq, we can give no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted in the future. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock”, which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage, if any; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

In addition, our certificate of incorporation provides our board of directors with the authority to issue up to 3,000,000 shares of undesignated preferred stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon these shares without further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our common stock may be adversely affected.

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
101
The following materials from the Registrant’s September 30, 2026 Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

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

GERON CORPORATION

Date: November 4, 2026	By:	/s/ MICHELLE ROBERTSON
MICHELLE ROBERTSON
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)